Form 10-Q
period 1995-03-31
PERKINS FAMILY RESTAURANTS LP
filed 1995-05-12
CIK 797460

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-Q

(MARK ONE)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1995
                                --------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission file number   1-9214
                       ----------

                       Perkins Family Restaurants, L.P.
- - - - --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                      62-1283091
- - - - --------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


6075 Poplar Avenue,  Suite 800,   Memphis, Tennessee    38119-4709
- - - - --------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                (901) 766-6400
- - - - --------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      Indicate by [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        PERKINS FAMILY RESTAURANTS, L.P.
                              STATEMENTS OF INCOME
                                  (Unaudited)
                      (In Thousands, Except Per Unit Data)

                                                       Three Months Ended
                                                            March 31
                                                      ---------------------
                                                       1995          1994
                                                      -------       -------
 REVENUES:
    Food sales                                        $52,959       $47,164
    Franchise  revenues                                 3,954         3,639
                                                      -------       -------
 Total Revenues                                        56,913        50,803
                                                      -------       -------
 COSTS AND EXPENSES:
 Cost of Sales:
    Food cost                                          15,300        13,158
    Labor and benefits                                 18,546        16,405
    Operating expenses                                 11,136        10,041
 General and administrative                             5,425         5,148
 Depreciation and amortization                          3,351         2,886
 Interest, net                                          1,093           729
 Other, net                                              (138)         (175)
                                                      -------       -------
 Total Costs and Expenses                              54,713        48,192
                                                      -------       -------
 NET INCOME                                           $ 2,200       $ 2,611
                                                      =======       =======

 WEIGHTED AVERAGE UNITS OUTSTANDING                    10,272        10,286

 NET INCOME PER UNIT                                  $  0.21       $  0.25

 CASH DISTRIBUTION DECLARED PER UNIT                  $ 0.325       $ 0.325

   The accompanying notes are an integral part of these financial statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                                  (Unaudited)
                      (In Thousands, Except Unit Amounts)

                                                   March 31,     December 31,
                                                     1995            1994
                                                   ---------     ------------
                         ASSETS

 CURRENT ASSETS:
 Cash and cash equivalents                         $    305        $  1,593
 Receivables, less allowance for
   doubtful accounts of $337 and $355                 6,973           7,468
 Inventories, at the lower of first-
   in, first-out cost or market                       4,235           4,079
 Prepaid expenses and other current assets            2,085           1,659
                                                   --------        --------
 Total current assets                                13,598          14,799
                                                   --------        --------
 PROPERTY AND EQUIPMENT, at cost, net of
    accumulated depreciation and amortization       108,787         105,404

 NOTES RECEIVABLE, less allowance for
    doubtful accounts of $84 and $25                  3,010           2,916

 INTANGIBLE AND OTHER ASSETS, net of
    accumulated amortization of $24,983
    and $24,693                                      26,967          27,288
                                                   --------        --------
                                                   $152,362        $150,407
                                                   ========        ========

      The accompanying notes are an integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                                  (Unaudited)
                      (In Thousands, Except Unit Amounts)

                                                        March 31,   December 31,
                                                          1995         1994
                                                        ---------   ------------
   LIABILITIES AND PARTNERS' CAPITAL

 CURRENT LIABILITIES:
  Current maturities of long-term debt                  $  3,500      $  3,425
  Current maturities of capital lease obligations          2,001         2,006
  Accounts payable                                         7,623         7,866
  Accrued expenses                                        14,548        13,810
  Distributions payable                                    3,473         3,440
                                                        --------      --------
                       Total current liabilities          31,145        30,547
                                                        --------      --------

 CAPITAL LEASE OBLIGATIONS, less
  current maturities                                      10,386        10,862

 LONG-TERM DEBT, less current maturities                  43,100        39,875

 OTHER LIABILITIES                                         4,111         4,345

 PARTNERS' CAPITAL:
 General partner                                             636           648
 Limited partners (10,482,095 and 10,379,125 Units
   issued and outstanding)                                66,179        66,090

 Deferred compensation related to restricted units        (3,195)       (1,960)
                                                        --------      --------
                       Total partners' capital            63,620        64,778
                                                        --------      --------
                                                        $152,362      $150,407
                                                        ========      ========

     The accompanying notes are an integral part of these balance sheets.

                       PERKINS FAMILY RESTAURANTS, L.P.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In Thousands)

                                                                           Three Months Ended
                                                                                March 31
                                                                      -------------------------------
                                                                       1995                    1994
                                                                      -------                 -------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                           $ 2,200                 $ 2,611
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                      3,351                   2,886
     Other noncash income and expense items                               437                     399
     Changes in other operating assets and liabilities                   (185)                 (2,052)
                                                                      -------                 -------
       Total adjustments                                                3,603                   1,233
                                                                      -------                 -------
       Net cash provided by operating activities                        5,803                   3,844
                                                                      -------                 -------
 CASH FLOWS FROM INVESTING ACTIVITIES:

 Cash paid for property and equipment                                  (6,622)                 (5,304)
 Other investing activities, net                                          152                     197
                                                                      -------                 -------
       Net cash used in investing activities                           (6,470)                 (5,107)
                                                                      -------                 -------
 CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from long-term debt                                           6,750                   6,001
 Payments on long-term debt                                            (3,450)                   (801)
 Principal payments under capital lease obligations                      (481)                   (463)
 Distributions to partners                                             (3,440)                 (3,444)
                                                                      -------                 -------
       Net cash provided by (used in) financing activities               (621)                  1,293
                                                                      -------                 -------
       Net increase (decrease) in cash and cash equivalents            (1,288)                     30
                                                                      -------                 -------
 CASH AND CASH EQUIVALENTS:
 Balance, beginning of period                                           1,593                   3,495
                                                                      -------                 -------
 Balance, end of period                                               $   305                 $ 3,525
                                                                      =======                 =======

   The accompanying notes are an integral part of these financial statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                         NOTES TO FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited financial statements of Perkins Family Restaurants, L.P. (the "Partnership") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of the operating results. Results of operations for the interim periods are not necessarily indicative of a full year of operations. The notes to the financial statements contained in the 1994 Annual Report to Unitholders should be read in conjunction with these statements.

Total revenues and food cost for 1994 have been restated to conform to the current year presentation, which reflects the elimination of Foxtail Foods sales to Partnership-operated restaurants through third-party distributors. Previously, these intercompany sales were not significant to the Partnership's financial statements taken as a whole. Certain other prior year amounts have been reclassified to conform to the current year presentation.

The Partnership is managed by Perkins Management Company, Inc. ("PMC"). PMC is also the general partner of Perkins Restaurants Operating Company, L.P. ("PROC"), the entity through which the operations of the Partnership are conducted. As general partner of the Partnership and PROC, PMC does not receive any compensation other than amounts attributable to its 1% general partner's interest in each of the Partnership and PROC. The Partnership reimburses PMC for all of its direct and indirect costs (principally general and administrative costs) allocable to the Partnership.

Net Income Per Unit

Net Income Per Unit is computed as follows (in thousands, except per unit amounts):

                                               Three Months Ended
                                                    March 31
                                            ------------------------
                                             1995             1994
                                            -------          -------
 Net income as reported                     $ 2,200          $ 2,611
 Less: 1% general partner's interest            (22)             (26)
                                            -------          -------

 Net income applicable to units             $ 2,178          $ 2,585
                                            =======          =======

 Weighted average units outstanding          10,272           10,286

 Net income per unit                        $  0.21          $  0.25


Weighted Average Units Outstanding

Weighted average units outstanding are computed as follows (in thousands):

                                              Three Months Ended
                                                    March 31
                                             ---------------------
                                              1995           1994
                                             ------         ------
 Weighted average units                      10,265         10,263

 Weighted average equivalent units                7             23
                                             ------         ------
 Weighted average units outstanding          10,272         10,286
                                             ======         ======


Contingencies

The Partnership recorded a provision of $1,079,000 in 1994 associated with two lawsuits. These charges represent damages awarded in the cases. The Partnership intends to appeal those judgments. The Partnership is also a party to various other legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Partnership's financial position or results of operations.

The Partnership has sponsored financing programs offered by certain lending institutions to help its franchisees procure funds for the construction of new franchise restaurants and to purchase and install the Perkins in-store bakery. The Partnership will provide a limited guarantee on the funds borrowed. At March 31, 1995, there were approximately $1,142,000 in borrowings outstanding under the programs, of which the Partnership has guaranteed approximately $907,000. An additional $1,628,000 had been committed to franchisees.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three months ended March 31, consisted of the following (in thousands):

                                                  1995         1994
                                                 ------      --------
 (Increase) Decrease in:
    Receivables                                  $ 443       $   (43)
    Inventories                                   (156)          104
    Prepaid expenses and other current assets     (562)         (509)
    Other assets                                     -          (606)

 Increase (Decrease) in:
    Accounts payable                              (243)           (8)
    Accrued expenses                               555          (733)
    Other liabilities                             (222)         (257)
                                                 -----       -------
                                                 $(185)      $(2,052)
                                                 =====       =======


The Partnership paid interest of $1,116,000 during the first quarter of 1995 and $830,000 during the first quarter of 1994.

Federal Income Taxation

In 1987, tax legislation was enacted which will have the effect of taxing publicly traded limited partnerships, such as the Partnership, as corporations for tax years beginning after 1997.

In 1993, the Partnership recognized the cumulative effect of adopting Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires the Partnership to recognize deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the carrying amounts and the tax bases of assets and liabilities that are projected to reverse after January 1, 1998, the date after which the Partnership will become a taxable entity.

As of March 31, 1995 and December 31, 1994, the Partnership had deferred tax assets related to existing temporary differences that are projected to reverse after January 1, 1998. However, management believes that a conclusion as to the realizability of certain of those assets based upon current circumstances is highly subjective, and has therefore established valuation allowances as appropriate. Accordingly, no deferred provision for income taxes has been reflected in the accompanying financial statements.

The components of the Partnership's net deferred tax assets were as follows (in thousands):

                                  March 31,     December 31,
                                    1995           1994
                                  ---------     ------------
 Depreciation                     $(1,270)        $(1,150)
 Capitalized leases                 1,240           1,240
 Reserve, store dispositions          630             700
 Other, net                           310             290
                                  -------         -------
 Total deferred tax assets            910           1,080
 Valuation allowance                 (910)         (1,080)
                                  -------         -------
 Net deferred tax assets          $     -         $     -
                                  =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 1995

RESULTS OF OPERATIONS

Overview:

A summary of the Partnership's results for the three months ended March 31 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues.

                                           Three Months Ended
                                                 March 31
                                        -------------------------
                                        1995                1994
                                        -------------------------
 Revenues:
    Food sales                           93.0 %              92.8 %
    Franchise revenues                    7.0                 7.2
                                        -----               -----
 Total revenues                         100.0               100.0
                                        -----               -----
 Costs and expenses:
    Cost of sales:
       Food cost                         26.9                25.9
       Labor and benefits                32.6                32.3
       Operating expenses                19.6                19.8
    General and administrative            9.5                10.1
    Depreciation and amortization         5.9                 5.7
    Interest, net                         1.9                 1.4
    Other, net                           (0.3)               (0.3)
                                        -----               -----
 Total costs and expenses                96.1                94.9
                                        -----               -----
 Net income                               3.9 %               5.1 %
                                        =====               =====

Net income for the first quarter of 1995 was $2,200,000 or $.21 per limited partnership unit versus $2,611,000 or $.25 per unit for the same period in 1994.

Revenues:

Total revenues for the first quarter of 1995 increased approximately 12% over the same period last year due primarily to higher restaurant food sales and increased sales from Foxtail Foods, the Partnership's manufacturing operation. An increase of approximately $5,020,000 in restaurant food sales can be attributed to the addition of 15 new Partnership-operated restaurants since March 31, 1994, but was partially offset by a decrease of approximately $900,000 attributable to restaurants which have been closed or franchised over the past twelve months. Additionally, certain units are now selectively reducing their late night operating hours. Same store comparable sales increased .3% over the first three months of 1994 due primarily to selective menu price increases, partially offset by a decline in comparable guest visits and increased discounting.

Revenues from the Foxtail Foods manufacturing division increased approximately 25% over the first quarter of 1994 and constituted approximately 8% of the Partnership's revenues for the first three months of 1995. The increase in Foxtail Foods' revenues can be primarily attributed to increased operations at the division's pie plant.

Franchise revenues, which consist of franchise royalties and sales fees, increased approximately 9% over the first quarter of 1994. These increases are due primarily to the addition of ten new franchise restaurants since March 31, 1994. Five franchised units were closed during the last twelve months and one Partnership-operated restaurant was sold to a franchisee.

Costs and expenses:

Food cost:
In terms of total revenues, food cost for the first quarter increased one percentage point over the same period in 1994 due in part to the fact that the cost of food associated with Foxtail Foods sales has become a more significant component of the Partnership's total food cost. Because Foxtail Foods sales typically have higher food cost percentages than those associated with restaurant food sales, as Foxtail Foods sales increase, the Partnership's total food cost, in terms of total revenues, will also increase.

Restaurant division food cost accounted for the most significant portion of the increase in total food cost, expressed as a percent of revenues, due primarily to the higher cost of certain commodities, particularly coffee and lettuce, used in the Partnership's restaurants and the addition of new Partnership-operated restaurants. New stores typically generate higher food cost percentages, as the mix of products sold is generally weighted more heavily toward higher-cost dinner items. Increased marketing promotions, which contributed to the increase in food cost percentages by reducing the net revenues generated, were heavily concentrated on certain entrees that inherently carry higher food cost margins. The cost of certain product enhancements was partially offset by selective menu price increases.

Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, increased .3 percentage points for the first three months of 1995 due primarily to higher hourly labor costs in the Partnership's restaurants. The addition of new Partnership-operated stores, which typically have higher labor percentages than more established restaurants, and wage rate inflation caused by low unemployment, a shrinking labor pool and increased competition for employees
contributed to the increase.   These increases were partially offset by a
decrease in workers compensation insurance costs attributable to restaurant operations.

Labor and benefits expense for Foxtail Foods, in terms of total Foxtail Foods revenues, increased over the first three months of 1994 due primarily to additions in personnel to support increased production at the division's pie manufacturing facility and the higher cost of workers' compensation insurance. The impact of the increases in both restaurant division and Foxtail Foods labor and benefits costs are diluted by the fact that these costs are significantly lower for the manufacturing division, expressed as a percentage of total revenues, than in the restaurant division. Therefore, as Foxtail Foods becomes a more significant component of the Partnership's total operations, labor and benefits expense as a whole, expressed as a percent of total revenues, will decrease.

Operating expenses:
Operating expenses for the first three months of 1995, expressed as a percentage of total revenues, decreased .2 percentage points from the same period in 1994, due primarily to decreases in restaurant utilities costs and preopening expenses attributable to Foxtail Foods. These decreases were partially offset by the increased cost of restaurant supplies and higher local store marketing expenses.

General and administrative:
General and administrative expenses, in terms of total revenues, decreased .6 percentage points from the first quarter of 1994 due primarily to lower incentive costs. As a percent of total revenues, administrative payroll costs were flat compared with 1994 as investments in personnel to support the Partnership's new growth over the past twelve months have leveled off.

Depreciation and amortization:
Depreciation and amortization for the three months ended March 31, 1995, increased approximately 16% over the same period last year due primarily to the addition of 15 new Partnership-operated restaurants and refurbishments and remodels to upgrade and improve existing Partnership-operated restaurants.

Interest:
Interest expense for the first quarter of 1995 was approximately 50% higher than the comparable period last year due to increased borrowings associated with the addition of new stores and remodels to existing Partnership-operated units. This increase was partially offset by a decrease in interest expense associated with capital lease obligations.

Capital Resources and Liquidity

Principal uses of cash during the first quarter ended March 31, 1995 were capital expenditures and distributions paid to unitholders. Capital expenditures consisted primarily of land, building and equipment purchases for new Partnership-operated units and remodels to existing restaurants. The Partnership's primary sources of funding were cash provided by operations and borrowings under its credit facilities.

The Partnership has deferred until 1996 four of the fifteen new stores it was originally planning to open in 1995, as a result of continued soft sales growth in the mid-scale family segment, upward pressure in food and labor costs, and pressure on store-level management resources, resulting in a reduction of additional capital spending of approximately $6,600,000. Of such amount, approximately $1,400,000 will be reallocated to the remodeling of an additional nine existing stores, which historically result in additional sales and increased cash flow.

During the second quarter of 1994, the Partnership refinanced the outstanding borrowings under its existing line of credit by entering into a $40,000,000 revolving line of credit facility and a $10,000,000 term loan agreement with three banks. The revolving line of credit contains a $6,000,000 sublimit for letters of credit and expires on June 30, 1997, at which time all amounts outstanding become payable. As of March 31, 1995, $20,700,000 in borrowings and approximately $3,700,000 in letters of credit were outstanding under the line of credit facility. The borrowings under the term loan agreement are due in quarterly installments through June 30, 1998. As of March 31, 1995, $8,600,000 was outstanding under this agreement.

As of March 31, 1995, the Partnership had a working capital deficit of $17,547,000, which was primarily the result of utilizing available cash for capital expenditures and distributions to unitholders. Operating with a working capital deficit is common in the restaurant industry and does not impair the Partnership's short-term liquidity as its revenues are derived primarily from cash transactions.

                          PART II - OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits - Reference is made to the Index of Exhibits attached hereto as page 15 and made a part hereof.

(b)    Reports on Form 8-K -  None

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PERKINS FAMILY RESTAURANTS, L.P.
                                  BY: PERKINS MANAGEMENT COMPANY, INC.,
                                               GENERAL PARTNER


DATE:  May 12, 1995               BY: /s/ Michael P. Donahoe
       -------------                  ----------------------
                                      Michael P. Donahoe
                                      Vice President, Controller
                                      (Chief Accounting Officer)

                                 Exhibit Index


Exhibit No.                    Description
- - - - -----------                    -----------
   10.1                        Amendment No.1 dated April 17, 1995
                               to Finance Program Agreement dated
                               September 13, 1993 among Perkins
                               Restaurants Operating Company, L.P.,
                               Perkins Family Restaurants, L.P.,
                               and Finova Capital Corporation,
                               successor to Bell Atlantic Capital
                               Corporation

    27                         Financial Data Schedule (for SEC use
                               only)