Form 10-Q
period 1995-06-30
PERKINS FAMILY RESTAURANTS LP
filed 1995-08-14
CIK 797460

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                   FORM 10-Q

(MARK ONE)


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1995
                                -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------   -----------------

Commission file number   1-9214


                       Perkins Family Restaurants, L.P.
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                    62-1283091
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


  6075 Poplar Avenue, Suite 800, Memphis, Tennessee        38119-4709
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                (901) 766-6400
--------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


  Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
     during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [ ]

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        PERKINS FAMILY RESTAURANTS, L.P.
                              STATEMENTS OF INCOME
                                  (Unaudited)
                      (In Thousands, Except Per Unit Data)

                                     Three Months Ended               Six Months Ended
                                          June 30                          June 30
                                  ----------------------            ----------------------
                                    1995           1994               1995          1994
                                  -------        -------            --------      --------
 REVENUES:
  Food sales                      $56,602        $50,169            $109,561      $ 97,333

  Franchise revenues                4,241          4,178               8,195         7,817
                                  -------        -------            --------      --------
 Total Revenues                    60,843         54,347             117,756       105,150
                                  -------        -------            --------      --------
 COSTS  AND  EXPENSES:

 Cost of Sales:
  Food cost                        16,525         13,742              31,825        26,900

  Labor and benefits               19,775         17,509              38,321        33,914


  Operating  expenses              11,625         10,442              22,761        20,483

 General and administrative         5,455          5,401              10,880        10,549

 Depreciation and amortization      3,542          2,989               6,893         5,875

 Interest, net                      1,181            766               2,274         1,495

 Provision for disposition of
  assets                                -            800                   -           800

 Other, net                          (172)          (211)               (310)         (386)
                                  -------        -------            --------      --------

 Total  Costs and Expenses         57,931         51,438             112,644        99,630
                                  -------        -------            --------      --------

 NET INCOME                       $ 2,912        $ 2,909            $  5,112      $  5,520
                                  =======        =======            ========      ========

 WEIGHTED AVERAGE UNITS
   OUTSTANDING                     10,267         10,276              10,267        10,279

 NET INCOME PER UNIT              $  0.28        $  0.28            $   0.49      $   0.53


 CASH DISTRIBUTION
   DECLARED PER UNIT              $ 0.325        $ 0.325            $   0.65      $   0.65



  The accompanying notes are an integral part of these financial statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                                  (Unaudited)
                      (In Thousands, Except Unit Amounts)

                                                                     June 30,                 December 31,
                                                                       1995                      1994
                                                                    ---------                 ------------
                               ASSETS

 CURRENT ASSETS:

 Cash and cash equivalents                                          $      -                   $  1,593

 Receivables, less allowance for
   doubtful accounts of $420 and $355                                  6,614                      7,468

 Inventories, at the lower of
   first-in, first-out cost or market                                  4,329                      4,079

 Prepaid expenses and other current assets                             1,972                      1,659
                                                                    --------                   --------
 Total current assets                                                 12,915                     14,799
                                                                    --------                   --------

 PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation and amortization                         114,778                    105,404

 NOTES RECEIVABLE, less allowance for
   doubtful accounts of $88 and $25                                    2,870                      2,916

 INTANGIBLE AND OTHER ASSETS, net of
    accumulated amortization of
    $25,273 and $24,693                                               26,310                     27,288
                                                                    --------                   --------
                                                                    $156,873                   $150,407
                                                                    ========                   ========



      The accompanying notes are an integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                                  (Unaudited)
                      (In Thousands, Except Unit Amounts)


                                                                            June 30,           December 31,
                                                                              1995                 1994
                                                                           ---------           ------------
   LIABILITIES AND
  PARTNERS' CAPITAL

 CURRENT LIABILITIES:
  Current maturities of long-term debt                                     $  3,525              $  3,425

  Current maturities of capital lease obligations                             2,017                 2,006

  Accounts payable                                                            8,897                 7,866

  Accrued expenses                                                           11,951                13,810

  Distributions payable                                                       3,478                 3,440
                                                                           --------              --------
                           Total current liabilities                         29,868                30,547
                                                                           --------              --------

 CAPITAL LEASE OBLIGATIONS, less
  current maturities                                                          9,792                10,862

 LONG-TERM DEBT, less current maturities                                     50,150                39,875

 OTHER LIABILITIES                                                            3,893                 4,345

 PARTNERS' CAPITAL:

 General partner                                                                631                   648

 Limited partners (10,488,220 and 10,379,125 Units
   issued and outstanding)                                                   65,699                66,090

 Deferred compensation related to restricted units                           (3,160)               (1,960)
                                                                           --------              --------
                           Total partners' capital                           63,170                64,778
                                                                           --------              --------
                                                                           $156,873              $150,407
                                                                           ========              ========



  The accompanying notes are an integral part of these balance sheets.

                       PERKINS FAMILY RESTAURANTS, L.P.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                                    Three Months Ended                    Six Months Ended
                                                                         June 30                               June 30
                                                                -------------------------              ------------------------
                                                                 1995               1994                 1995            1994
                                                                -------           -------              -------          -------
 CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Net income                                                     $ 2,912           $ 2,909              $ 5,112          $ 5,520

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

 Depreciation and amortization                                    3,542             2,989                6,893            5,875

 Provision for disposition of assets                                  -               800                    -              800

 Other noncash income and expense
  items                                                             284               406                  721              805

 Changes in other operating assets
  and liabilities                                                  (768)           (1,930)                (953)          (3,982)
                                                                -------           -------              -------          -------
  Total adjustments                                               3,058             2,265                6,661            3,498
                                                                -------           -------              -------          -------
Net cash provided by operating
  activities                                                      5,970             5,174               11,773            9,018
                                                                -------           -------              -------          -------
 CASH FLOWS FROM INVESTING ACTIVITIES:

 Cash paid for property and equipment                            (9,677)           (6,422)             (16,299)         (11,726)

 Proceeds from sales of property
   and equipment                                                     -                  -                  115                -

 Other investing activities, net                                    287               170                  324              367
                                                                -------           -------              -------          -------
 Net cash used in investing activities                           (9,390)           (6,252)             (15,860)         (11,359)
                                                                -------           -------              -------          -------
 CASH FLOWS FROM FINANCING
  ACTIVITIES:

 Proceeds from long-term debt                                    15,650            16,500               22,400           22,501

 Payments on long-term debt                                      (8,575)          (12,800)             (12,025)         (13,601)

 Principal payments under capital                                  (487)             (740)                (968)          (1,203)
  lease obligations

 Distributions to partners                                       (3,473)           (3,443)              (6,913)          (6,887)

 Other financing activities                                           -              (125)                   -             (125)
                                                                -------           -------              -------          -------
 Net cash provided by (used in)
   financing activities                                           3,115              (608)               2,494              685
                                                                -------           -------              -------          -------
 Net increase (decrease) in cash
   and cash equivalents                                            (305)           (1,686)              (1,593)          (1,656)
                                                                -------           -------              -------          -------
 CASH AND CASH EQUIVALENTS:

 Balance, beginning of period                                       305             3,525                1,593            3,495
                                                                -------           -------              -------          -------
 Balance, end of period                                         $     -           $ 1,839              $     -          $ 1,839
                                                                =======           =======              =======          =======

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

Total revenues and food cost for 1994 have been restated to conform to the current year presentation, which reflects the elimination of Foxtail Foods sales to Partnership-operated restaurants through third-party distributors. Previously, these intercompany sales were not significant to the Partnership's financial statements taken as a whole. Foxtail Foods is the Partnership's manufacturing operation.

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

Net Income Per Unit

Net Income Per Unit is computed as follows (in thousands, except per unit amounts):

                                                    Three Months Ended                                 Six Months Ended
                                                         June 30                                            June 30
                                              -------------------------------                     ---------------------------
                                                1995                    1994                        1995                1994
                                              -------                 -------                     -------             -------
 Net income as reported                       $ 2,912                 $ 2,909                     $ 5,112             $ 5,520

 Less: 1% general partner's interest              (29)                    (29)                        (51)                (55)
                                              -------                 -------                     -------             -------

 Net income applicable to units               $ 2,883                 $ 2,880                     $ 5,061             $ 5,465
                                              =======                 =======                     =======             =======

 Weighted average units outstanding            10,267                  10,276                      10,267              10,279

 Net income per unit                          $  0.28                 $  0.28                     $  0.49             $  0.53


Weighted Average Units Outstanding

Weighted average units outstanding are computed as follows (in thousands):

                                            Three Months Ended                        Six Months Ended
                                                 June 30                                   June 30
                                        --------------------------              ---------------------------
                                         1995               1994                 1995                 1994
                                        ------             -------              ------               ------
 Weighted average units                 10,266             10,263               10,266               10,263


 Weighted average equivalent units           1                 13                    1                   16
                                        ------             ------               ------               ------

 Weighted average units outstanding     10,267             10,276               10,267               10,279
                                        ======             ======               ======               ======


Contingencies

In 1994, the Partnership recorded a provision of $1,079,000 for damages associated with two separate lawsuits brought against the Partnership. During the second quarter of 1995, the Partnership reached a settlement agreement relating to one of the suits for $190,000 less than the original provision. The reversal of the excess accrual was recorded as a credit to general and administrative expenses. The Partnership is also a party to various other legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a materially adverse effect on the Partnership's financial position or results of operations.

The Partnership has sponsored financing programs offered by certain lending institutions to help its franchisees procure funds for the construction of new franchised restaurants and to purchase and install the Perkins in-store bakery. The Partnership provides a limited guaranty of the funds borrowed. At June 30, 1995, there were approximately $1,296,000 in borrowings outstanding under the programs, of which the Partnership has guaranteed approximately $826,000. The lenders had also issued commitments to lend to franchisees an additional $185,000.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three and six months ended June 30, consisted of the following (in thousands):

                                             Three Months Ended                                       Six Months Ended
                                                  June 30,                                                June 30,
                                      ---------------------------------                       ---------------------------------
                                       1995                       1994                          1995                      1994
                                      ------                    -------                       ------                    -------
 (Increase) Decrease in:

    Receivables                          $  222                    $  (541)                      $  665                    $  (946)

    Inventories                             (94)                      (280)                        (250)                      (176)

    Prepaid expenses and
     other current assets                  (200)                      (101)                        (762)                      (610)

    Other assets                            250                        142                          250                       (243)

 Increase (Decrease) in:

    Accounts payable                      1,274                       (466)                       1,031                       (474)

    Accrued expenses                     (2,389)                      (813)                      (1,834)                    (1,405)

    Other liabilities                       169                        129                          (53)                      (128)
                                         ------                    -------                       ------                    -------
                                         $ (768)                   $(1,930)                      $ (953)                   $(3,982)
                                         ======                    =======                       ======                    =======


The Partnership paid interest of $1,238,000 and $927,000 during the second quarters of 1995 and 1994, respectively, and $2,076,000 and $1,757,000 for the six months ended June 30, 1995 and 1994, respectively. A capital lease obligation totaling $264,000 was terminated in the second quarter of 1994 as the result of a lease buyout agreement and is included in principal payments under capital lease obligations in the Statements of Cash Flows.

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

As of June 30, 1995 and December 31, 1994, the Partnership had deferred tax assets related to existing temporary differences that are projected to reverse after January 1, 1998. However, management believes that a conclusion as to the realizability of certain of those assets based upon current circumstances is highly subjective, and has therefore established valuation allowances as appropriate. Accordingly, no deferred provision for income taxes has been reflected in the accompanying financial statements.

The components of the Partnership's net deferred tax assets were as follows (in thousands):

                                            June 30,       December 31,
                                              1995             1994
                                            -------        ------------
 Depreciation                               $(1,630)         $(1,150)

 Capitalized leases                            1,240           1,240

 Reserve, store dispositions                     550             700

 Other, net                                      220             290
                                            --------         -------
 Total deferred tax assets                       380           1,080

 Valuation allowance                            (380)         (1,080)
                                            --------         -------
 Net deferred tax assets                    $      -         $     -
                                            ========         =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 1995

RESULTS OF OPERATIONS

Overview:

A summary of the Partnership's results for the second quarter and six months ended June 30 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues.

                                          Three Months Ended                                          Six Months Ended
                                               June 30                                                     June 30
                                ---------------------------------------                    --------------------------------------
                                   1995                          1994                         1995                         1994
                                ---------                     ---------                    ----------                    --------
 Revenues:

   Food sales                    93.0   %                      92.3   %                     93.0    %                     92.6  %

   Franchise revenues             7.0                           7.7                          7.0                           7.4
                                -----                         -----                        -----                         -----
 Total revenues                 100.0                         100.0                        100.0                         100.0
                                -----                         -----                        -----                         -----

 Costs and expenses:

 Cost of sales:

   Food cost                     27.2                          25.3                         27.0                          25.6

   Labor and benefits            32.5                          32.2                         32.5                          32.3

   Operating expenses            19.1                          19.2                         19.3                          19.5

 General and administrative       9.0                           9.9                          9.2                          10.0

 Depreciation and
  amortization                    5.8                           5.5                          5.9                           5.6

 Interest, net                    1.9                           1.4                          1.9                           1.4

 Provision for disposition          -                           1.5                            -                           0.8
  of assets

  Other, net                     (0.3)                         (0.4)                        (0.2)                         (0.4)
                                -----                         -----                        -----                         -----

 Total costs and expenses        95.2                          94.6                         95.6                          94.8
                                -----                         -----                        -----                         -----
 Net income                       4.8   %                       5.4   %                      4.4    %                      5.2  %
                                =====                         =====                        =====                         =====


Net income for the second quarter of 1995 was $2,912,000 or $.28 per limited partnership unit versus $2,909,000 or $.28 per unit for the same period in 1994. For the six months ended June 30, 1995, net income was $5,112,000 or $.49 per unit compared to $5,520,000 or $.53 per unit in the prior year. Excluding the $800,000 provision for disposition of assets, net income per unit for the second quarter and first six months of 1994 would have been $.36 and $.61, respectively.

Revenues:

Total revenues for the second quarter and first six months of 1995 increased approximately 12% over the same periods last year due primarily to higher restaurant food sales and increased sales from Foxtail Foods, the Partnership's manufacturing operation.

The addition of 15 new Partnership-operated restaurants since June 30, 1994 contributed $4,091,000 and $8,681,000 to the increases in restaurant food sales over the three and six months ended June 30, 1994. These increases were partially offset by decreases of approximately $586,000 and $1,484,000 attributable to four restaurants which have been closed or franchised over the past twelve months. Same store comparable sales increased 1.5% and .9% over the second quarter and first six months of 1994 due primarily to selective menu price increases, partially offset by a decline in comparable guest visits and increased discounting.

Revenues from the Foxtail Foods manufacturing division increased approximately 17% and 21% over the three and six months ended June 30, 1994 and constituted approximately 7% of the Partnership's revenues. The increase in Foxtail Foods' revenues can be primarily attributed to increased production at the division's pie plant. Foxtail Foods offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Partnership-owned and franchised restaurants through food service distributors in order to ensure consistency and availability of Perkins' proprietary products to each unit in the system. Additionally, it uses excess capacity to manufacture certain proprietary and non-proprietary products for sale in various markets. Sales to those outside the Perkins system increased approximately 23% and 30% over the second quarter and first six months of 1994.

Franchise revenues, which consist primarily of franchise royalties and sales fees, increased approximately 2% over the second quarter and approximately 5% over the first six months of 1994. These increases are due primarily to 11 new franchise restaurants that opened since June 30, 1994, partially offset by six franchised units that were closed.

Costs and expenses:

Food cost:
In terms of total revenues, food cost for the three and six months ended June 30, 1995 increased 1.9 and 1.4 percentage points, respectively, over the same periods in 1994. Restaurant division food cost for the second quarter and first six months, posted the most significant increases, 1.5 and 1.3 percentage points, expressed as a percentage of total revenues. These increases are due primarily to the higher cost of certain commodities, particularly fresh produce and coffee, used in the Partnership's restaurants. Further, the addition of new Partnership-operated restaurants contributed to the increase in food sales as new restaurants typically generate higher food cost percentages since sales in these restaurants are generally weighted more heavily toward higher percentage cost dinner items. Increased marketing promotions, which contributed to the increase in food cost percentages by reducing net revenues generated, were heavily concentrated on certain entrees that inherently carry higher food cost margins. The cost of certain product enhancements and a shift in the mix of entrees sold to those with higher food cost percentages were partially offset by selective menu price increases.

The Partnership expects to see an improvement in Restaurant division food cost as produce prices decline to their historical levels in the third quarter. Additionally, the Partnership has contracted for a significant decrease in coffee prices for the fourth quarter.

The overall increase in food cost is due in part to the fact that the cost of food associated with Foxtail Foods sales has become a more significant component of the Partnership's total food cost. Because Foxtail Foods sales typically have higher food cost percentages than those associated with restaurant food sales, as Foxtail Foods sales increase, the Partnership's total food cost, in terms of total revenues, will also increase.

Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, increased .3 and
 .2 percentage points for the three and six months ended June 30, 1995 due primarily to higher hourly labor costs in the Partnership's restaurants. The addition of new Partnership-operated stores, which typically have higher labor percentages than more established restaurants, and wage rate inflation caused by low unemployment and increased competition for employees contributed to the
increase.   These increases were partially offset by a decrease in the cost of providing benefits to restaurant employees.

Labor and benefits expense for Foxtail Foods, in terms of total Foxtail Foods revenues, increased over the second quarter and first six months of 1994 due primarily to additions in personnel to support increased production and the higher cost of workers' compensation insurance. The impact of the increases in both restaurant division and Foxtail Foods labor and benefits costs are diluted by the fact that these costs are significantly lower for the manufacturing division, expressed as a percentage of total revenues, than in the restaurant division. Therefore, as Foxtail Foods becomes a more significant component of the Partnership's total operations, labor and benefits expense as a whole, expressed as a percent of total revenues, will decrease.

Operating expenses:
Operating expenses for the second quarter and first six months of 1995, expressed as a percentage of total revenues, decreased .1 and .2 percentage points, respectively, from the same periods in 1994, due primarily to decreases in restaurant repairs and maintenance costs, property taxes and preopening expenses attributable to Foxtail Foods. These decreases were partially offset by the increased cost of paper and packaging supplies and higher local store marketing expenses. Decreased restaurant utilities costs also contributed to the decrease from the first six months of 1994.

General and administrative:
General and administrative expenses, in terms of total revenues, decreased .9 and .8 percentage points from the three and six months ended June 30, 1994, respectively, due primarily to lower outside professional services which decreased approximately .6 and .4 percentage points from the two periods in 1994, respectively. Additionally, the Partnership reached a settlement agreement with a former employee who had brought a lawsuit against the Partnership for $190,000 less than the original provision. This resulted in a
 .3 and .2 percentage point reduction in general and administrative expenses as compared with the two periods ended June 30, 1994. As a percent of total revenues, administrative payroll costs were flat compared with 1994 as investments in personnel to support the Partnership's growth over the past twelve months have leveled off. Moving expenses incurred in the prior year related to personnel additions contributed .2 percentage points to the decrease from the first six months of 1994.

Depreciation and amortization:
Depreciation and amortization for the three and six months ended June 30, 1995, increased approximately 19% and 17% over the same periods last year due primarily to the addition of 16 new Partnership-operated restaurants and refurbishments and remodels to upgrade and improve existing
Partnership-operated restaurants.

Interest:
Interest expense for the second quarter and first six months of 1995 was approximately 50% higher than the comparable periods last year due to increased borrowings associated with the addition of new stores and remodels to existing Partnership-operated units. This increase was partially offset by a decrease in interest expense associated with capital lease obligations.

Other:
The Partnership recorded an $800,000 provision in the second quarter of 1994 to further reduce the carrying value of certain assets and to cover an increase in the estimated exit costs associated with properties that were targeted for disposition in 1993. As of June 30, 1995, the Partnership has disposed of eight of the 11 properties included in the original reserve through lease-buyout and sublease agreements.

Capital Resources and Liquidity

Principal uses of cash during the second quarter and first six months ended June 30, 1995 were capital expenditures and distributions paid to unitholders. Capital expenditures consisted primarily of land, building and equipment purchases for new Partnership-operated units and remodels to existing restaurants. The Partnership's primary sources of funding were cash provided by operations and borrowings under its credit facilities.

During the second quarter of 1994, the Partnership refinanced the outstanding borrowings under its existing line of credit by entering into a $40,000,000 revolving line of credit facility and a $10,000,000 term loan agreement with three banks. The revolving line of credit contains a $6,000,000 sublimit for letters of credit and expires on June 30, 1997, at which time all amounts outstanding become payable. As of June 30, 1995, $28,750,000 in borrowings and approximately $2,800,000 in letters of credit were outstanding under the line of credit facility. The borrowings under the term loan agreement are due in quarterly installments through June 30, 1998. As of June 30, 1995, $8,000,000 was outstanding under this agreement.

As of June 30, 1995, the Partnership had a working capital deficit of $16,953,000, which was primarily the result of utilizing available cash for capital expenditures and distributions to unitholders. Operating with a working capital deficit is common in the restaurant industry and does not impair the Partnership's short-term liquidity as its revenues are derived primarily from cash transactions.

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


                                         PERKINS FAMILY RESTAURANTS, L.P.
                                         BY: PERKINS MANAGEMENT COMPANY, INC.,
                                                     GENERAL PARTNER


DATE:  August 14 , 1995                  BY: /s/ Michael P. Donahoe
       ----------------                      ----------------------
                                         Michael P. Donahoe
                                         Vice President, Controller
                                         (Chief Accounting Officer)

                                 Exhibit Index


              Exhibit No.       Description
              -----------       -----------
                  10.1          Amendment No. 1 dated May 3, 1995 to Guaranty dated May 31, 1994 among
                                Perkins Family Restaurants, L.P., Perkins Restaurants Operating
                                Company, L.P. and BancBoston Leasing, Inc.

                  27            Financial Data Schedule (SEC use only)



