Form 10-Q
period 1995-09-30
PERKINS FAMILY RESTAURANTS LP
filed 1995-11-13
CIK 797460

                                                                  CONFORMED COPY
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               ---------------

                                  FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1995
                               ------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission file number   1-9214
                       ---------

                        Perkins Family Restaurants, L.P.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            Delaware                                                       62-1283091
-------------------------------------------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

  6075 Poplar Avenue, Suite 800, Memphis, Tennessee                                      38119-4709
-------------------------------------------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                                 (ZIP CODE)

                                (901) 766-6400
--------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Indicate by whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        PERKINS FAMILY RESTAURANTS, L.P.
                              STATEMENTS OF INCOME
                                  (Unaudited)
                      (In Thousands, Except Per Unit Data)

                                                         Three Months Ended               Nine Months Ended
                                                            September 30                     September 30
                                                    --------------------------        --------------------------
                                                       1995             1994            1995             1994
                                                    ---------        ---------        ---------        ---------
REVENUES:

   Food sales                                       $  61,555        $  55,248        $ 171,116        $ 152,581
   Franchise revenues                                   4,779            4,444           12,974           12,261
                                                    ---------        ---------        ---------        ---------
Total Revenues                                         66,334           59,692          184,090          164,842
                                                    ---------        ---------        ---------        ---------

COSTS AND EXPENSES:
Cost of Sales:
   Food cost                                           17,670           15,469           49,495           42,369
   Labor and benefits                                  21,092           18,837           59,413           52,751
   Operating expenses                                  12,589           11,292           35,350           31,775
General and administrative                              5,516            5,618           16,586           16,167
Depreciation and amortization                           3,682            3,054           10,575            8,929
Interest, net                                           1,267              868            3,541            2,363
Provision for litigation costs                           --                580             (190)             580

Loss on/provision for disposition of assets               498             --                518              800

Other, net                                               (180)            (186)            (510)            (572)
                                                    ---------        ---------        ---------        ---------
Total Costs and Expenses                               62,134           55,532          174,778          155,162
                                                    ---------        ---------        ---------        ---------

NET INCOME                                          $   4,200        $   4,160        $   9,312        $   9,680
                                                    =========        =========        =========        =========

WEIGHTED AVERAGE UNITS OUTSTANDING                     10,267           10,278           10,267           10,278

NET INCOME PER UNIT                                 $    0.40        $    0.40        $    0.90        $    0.93

CASH DISTRIBUTION DECLARED PER UNIT                 $   0.325        $   0.325        $   0.975        $   0.975

  The accompanying notes are an integral part of these financial statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                                  (Unaudited)
                                 (In Thousands)

                                                September 30,   December 31,
                                                    1995            1994
                                                -------------   ------------
                          ASSETS

CURRENT ASSETS:
Cash and cash equivalents                          $  1,472       $  1,593
Receivables, less allowance for
  doubtful accounts of $553 and $355                  7,633          7,468
Inventories, at the lower of first-
  in, first-out cost or market                        4,106          4,079
Prepaid expenses and other current assets             1,834          1,659
                                                   --------       --------
Total current assets                                 15,045         14,799
                                                   --------       --------

PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation and amortization        114,782        105,404

NOTES RECEIVABLE, less allowance for
   doubtful accounts of $15 and $25                   2,689          2,916

INTANGIBLE AND OTHER ASSETS, net of
   accumulated amortization of $25,561
    and $24,693                                      26,120         27,288
                                                   --------       --------
                                                   $158,636       $150,407
                                                   ========       ========

     The accompanying notes are an integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                                  (Unaudited)
                      (In Thousands, Except Unit Amounts)

                                                            September 30,     December 31,
                                                                1995              1994
                                                            -------------     ------------
            LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
 Current maturities of long-term debt                         $   3,550        $   3,425
 Current maturities of capital lease obligations                  2,017            2,006
 Accounts payable                                                 8,112            7,866
 Accrued expenses                                                13,035           13,810
 Distributions payable                                            3,479            3,440
                                                              ---------        ---------
                    Total current liabilities                    30,193           30,547
                                                              ---------        ---------

CAPITAL LEASE OBLIGATIONS, less
 current maturities                                               9,292           10,862

LONG-TERM DEBT, less current maturities                          50,750           39,875

OTHER LIABILITIES                                                 4,383            4,345

PARTNERS' CAPITAL:
General partner                                                     640              648
Limited partners (10,491,320 and 10,379,125 Units
    issued and outstanding)                                      66,482           66,090
Deferred compensation related to restricted units                (3,104)          (1,960)

                                                              ---------        ---------

                    Total partners' capital                      64,018           64,778
                                                              ---------        ---------
                                                              $ 158,636        $ 150,407
                                                              =========        =========

      The accompanying notes are an integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                               Three Months Ended              Nine Months Ended
                                                                   September 30                   September 30
                                                            ------------------------        ------------------------
                                                              1995            1994            1995            1994
                                                            --------        --------        --------        --------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income                                                  $  4,200        $  4,160        $  9,312        $  9,680
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                              3,682           3,054          10,575           8,929
    Loss on/provision for disposition of assets                  498            --               518             800
    Other noncash income and expense items                       322             939           1,023           1,744
    Changes in other operating assets and liabilities           (205)          1,397          (1,158)         (2,585)
                                                            --------        --------        --------        --------
      Total adjustments                                        4,297           5,390          10,958           8,888
                                                            --------        --------        --------        --------
Net cash provided by operating activities                      8,497           9,550          20,270          18,568
                                                            --------        --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                          (4,644)         (7,917)        (20,943)        (19,643)
Proceeds from sales of property and equipment                    739             389             854             389
Other investing activities, net                                  231             160             555             527
                                                            --------        --------        --------        --------
Net cash used in investing activities                         (3,674)         (7,368)        (19,534)         18,727)
                                                            --------        --------        --------        --------

CASH FLOWS FROM FINANCING
  ACTIVITIES:

Proceeds from long-term debt                                   7,800           3,000          30,200          25,501
Payments on long-term debt                                    (7,175)         (1,400)        (19,200)        (15,001)
Principal payments under capital lease obligations              (498)           (682)         (1,466)         (1,885)
Distributions to partners                                     (3,478)         (3,445)        (10,391)        (10,332)
Other financing activities                                      --              --              --              (125)
                                                            --------        --------        --------        --------
Net cash used in financing activities                         (3,351)         (2,527)           (857)         (1,842)
                                                            --------        --------        --------        --------

Net increase (decrease) in cash and cash equivalents           1,472            (345)           (121)         (2,001)
                                                            --------        --------        --------        --------

CASH AND CASH EQUIVALENTS:
Balance, beginning of period                                    --             1,839           1,593           3,495
                                                            --------        --------        --------        --------
Balance, end of period                                      $  1,472        $  1,494        $  1,472        $  1,494
                                                            ========        ========        ========        ========

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

Total revenues and food cost for 1994 have been restated to conform to the current year presentation, which reflects the elimination of Foxtail Foods' ("Foxtail") sales to Partnership-operated restaurants through third-party distributors. Previously, these intercompany sales were not significant to the Partnership's financial statements taken as a whole. Foxtail is the Partnership's manufacturing operation.

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

Net Income Per Unit

Net Income Per Unit is computed as follows (in thousands, except per unit amounts):

                                             Three Months Ended              Nine Months Ended
                                                September 30                    September 30
                                          ------------------------        ------------------------
                                            1995            1994            1995            1994
                                          --------        --------        --------        --------
Net income as reported                    $  4,200        $  4,160        $  9,312        $  9,680
Less: 1% general partner's interest            (42)            (42)            (93)            (97)
                                          --------        --------        --------        --------

Net income applicable to units            $  4,158        $  4,118        $  9,219        $  9,583
                                          ========        ========        ========        ========

Weighted average units outstanding          10,267          10,278          10,267          10,278

Net income per unit                       $   0.40        $    .40        $    .90        $    .93

Weighted Average Units Outstanding

Weighted average units outstanding are computed as follows (in thousands):

                                         Three Months Ended         Nine Months Ended
                                            September 30              September 30
                                         -------------------       -------------------
                                          1995         1994         1995         1994
                                         ------       ------       ------       ------
Weighted average units                   10,265       10,263       10,265       10,263

Weighted average equivalent units             2           15            2           15
                                         ------       ------       ------       ------

Weighted average units outstanding       10,267       10,278       10,267       10,278
                                         ======       ======       ======       ======

Contingencies

In 1994, the Partnership recorded a provision of $1,079,000 for damages associated with two separate lawsuits brought against the Partnership. During the second quarter of 1995, the Partnership reached a settlement agreement relating to one of the suits for $190,000 less than the original provision. The reversal of the excess accrual was recorded in the second quarter. The second suit was settled in October 1995 for the amount originally accrued. The Partnership is also a party to various other legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a materially adverse effect on the Partnership's financial position or results of operations.

The Partnership has sponsored financing programs offered by certain lending institutions to help its franchisees procure funds for the construction of new franchised restaurants and to purchase and install the Perkins in-store bakery. The Partnership provides a limited guaranty of the funds borrowed. At September 30, 1995, there were approximately $1,344,000 in borrowings outstanding under these programs. The Partnership has guaranteed $1,050,000 of these borrowings which represents its minimum commitments. The Partnership does not anticipate its guaranties will exceed these minimums in the future.

The Partnership has entered into a separate agreement with one of the lending institutions to assist a franchisee in obtaining lease financing to install in-store bakeries in 28 existing restaurants operated by the franchisee. Pursuant to the agreement, the Partnership will provide a declining limited guaranty to the lender for payment of the franchisee's obligations between the lender and the franchisee, not to exceed $1,350,000. The Partnership's current maximum liability if the maximum lease commitment is funded would be $945,000. At September 30, 1995, there were approximately $300,000 in borrowings outstanding under the program, of which the Partnership has guaranteed approximately $210,000.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three and nine months ended September 30, consisted of the following (in thousands):

                                  Three Months Ended             Nine Months Ended
                                     September 30,                 September 30,
                                ----------------------        ----------------------
                                 1995           1994           1995           1994
                                -------        -------        -------        -------
(Increase) Decrease in:

   Receivables                  $(1,104)       $  (332)       $  (439)       $(1,278)
   Inventories                      223           (375)           (27)          (551)
   Prepaid expenses and
     other current assets          (207)          (165)          (969)          (775)
   Other assets                      24            193            274            (50)

Increase (Decrease) in:

   Accounts payable                (785)            65            246           (409)
   Accrued expenses               1,157          1,701           (677)           296
   Other liabilities                487            310            434            182
                                -------        -------        -------        -------

                                $  (205)       $ 1,397        $(1,158)       $(2,585)
                                =======        =======        =======        =======


The Partnership paid interest of $1,468,000 and $878,000 during the third quarters of 1995 and 1994, respectively, and $3,544,000 and $2,635,000 for the nine months ended September 30, 1995 and 1994, respectively.

The capital lease obligations of two properties targeted in the fourth quarter of 1993 for disposition were terminated during the second and third quarters of 1994 in accordance with the related lease buyout agreements. The payments required by the agreements are included in principal payments under capital lease obligations in the Statements of Cash Flows. Losses on these terminations were charged to the reserve established in the fourth quarter of 1993 specifically for this purpose.

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

As of September 30, 1995 and December 31, 1994, the Partnership had deferred tax assets related to existing temporary differences that are projected to reverse after January 1, 1998. However, management believes that a conclusion as to the realizability of certain of those assets based upon current circumstances is highly subjective, and has therefore established valuation allowances as appropriate. Accordingly, no deferred provision for income taxes has been reflected in the accompanying financial statements.

The components of the Partnership's net deferred tax assets were as follows (in thousands):

                               September 30,         December 31,
                                   1995                 1994
                               -------------         ------------
Depreciation                      $(1,620)             $(1,150)
Capitalized leases                  1,240                1,240
Reserve, store dispositions           260                  700
Other, net                            220                  290
                                  -------              -------
Total deferred tax assets             100                1,080
Valuation allowance                  (100)              (1,080)
                                  -------              -------
Net deferred tax assets           $  --                $  --
                                  =======              =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 1995

RESULTS OF OPERATIONS

Overview:

A summary of the Partnership's results for the third quarter and nine months ended September 30 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues.

                                              Three Months Ended          Nine Months Ended
                                                 September 30                September 30
                                             --------------------        --------------------
                                              1995          1994          1995          1994
                                             ------        ------        ------        ------
Revenues:

   Food sales                                 92.8%         92.6%         93.0%         92.6%
   Franchise revenues                          7.2           7.4           7.0           7.4
                                             -----         -----         -----         -----

Total revenues                               100.0         100.0         100.0         100.0
                                             -----         -----         -----         -----


Costs and expenses:
 Cost of sales:

      Food cost                               26.6          25.9          26.9          25.7
      Labor and benefits                      31.8          31.6          32.3          32.0
      Operating expenses                      19.0          18.9          19.2          19.3
 General and administrative                    8.3           9.4           9.0           9.8
 Depreciation and amortization                 5.6           5.1           5.7           5.4
 Interest, net                                 1.9           1.5           1.9           1.4
 Provision for litigation costs                0.0           1.0          (0.1)          0.4
 Loss on/provision for disposition
 of assets                                     0.8           0.0           0.3           0.5
 Other, net                                   (0.3)         (0.4)         (0.3)         (0.4)
                                             -----         -----         -----         -----
Total costs and expenses                      93.7          93.0          94.9          94.1
                                             -----         -----         -----         -----
Net income                                     6.3%          7.0%          5.1%          5.9%
                                             =====         =====         =====         =====

Net income for the third quarter of 1995 was $4,200,000 or $.40 per limited partnership unit versus $4,160,000 or $.40 per unit for the same period in 1994. For the nine months ended September 30, 1995, net income was $9,312,000 or $.90 per unit compared to $9,680,000 or $.93 per unit in the prior year.

Revenues:

Total revenues for the third quarter and first nine months of 1995 increased approximately 11% and 12% over the same periods last year due primarily to higher restaurant food sales and continued growth of sales at Foxtail.

The addition of 13 new Partnership-operated restaurants since September 30, 1994 contributed $4,600,000 and $11,830,000 to the increases in restaurant food sales over the three and nine months ended September 30, 1994. These increases were partially offset by decreases of approximately $661,000 and $2,401,000 attributable to five restaurants which have been closed since June 30, 1994. Same store comparable sales increased 1.3% and 1.0% over the third quarter and first nine months of 1994 due primarily to selective menu price increases and guest trends toward higher-priced entrees, partially offset by a decline in comparable guest visits and increased discounting.

Revenues from Foxtail increased approximately 10% and 16% over the three and nine months ended September 30, 1994 and constituted approximately 8% of the Partnership's revenues. Sales to partnership-operated restaurants are eliminated in the accompanying income statements. The increase in Foxtail revenues can be primarily attributed to increased production at the division's pie plant as well as the popularity of in-store bakeries at franchised stores, to which Foxtail sells mixes, doughs, and pies. Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Partnership-operated and franchised restaurants through food service distributors in order to ensure consistency and availability of Perkins' proprietary products to each unit in the system. Additionally, Foxtail manufactures certain proprietary and non-proprietary products for sale to non-system operations.

Franchise revenues, which consist primarily of franchise royalties and sales fees, increased 7.5% over the third quarter and 5.8% over the first nine months of 1994. These increases are due primarily to fifteen new franchise restaurants that have opened since September 30, 1994, partially offset by seven franchised units that have closed.

Costs and expenses:

Food cost:
In terms of total revenues, food cost for the three and nine months ended September 30, 1995 increased .7 and 1.2 percentage points, respectively, over the same periods in 1994. Partnership-operated restaurants' food cost for the third quarter and first nine months provided the majority of the increases, .8 and 1.0 percentage points, respectively. These increases are due primarily to the higher cost of certain commodities, particularly coffee and fresh produce, as well as selected product upgrades made in the past year. Further, the addition of new Partnership-operated restaurants contributed to the increase in food cost as new restaurants typically generate higher food cost percentages due to sales in these restaurants generally being weighted more heavily toward higher percentage cost dinner items. For the nine months ended September 30, 1995, marketing promotions, which contribute to the increase in food cost percentages by reducing net revenues generated, were heavily concentrated on certain entrees that carry higher food cost percentages. Selective menu price increases partially offset the increases in food cost.

The Partnership continues to closely monitor food costs, and third quarter food costs were closer to comparable 1994 figures than were second quarter costs. Additionally, the Partnership has contracted for a significant decrease in coffee prices which should be reflected in fourth quarter results.

Foxtail, functioning as a manufacturing operation, typically has higher food cost as a percent of revenue than the Partnership's restaurants. Although the restaurants provide the majority of the Partnership's revenue, as Foxtail becomes a more significant source of revenues to the Partnership, management expects total food cost to increase as a percent of revenue.

Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, increased .2 and
 .3 percentage points for the three and nine months ended September 30, 1995 due primarily to higher hourly labor costs in the Partnership's restaurants. The addition of new Partnership-operated stores, which typically have higher labor percentages than more established restaurants, and higher average wage rates, due to continued low unemployment and increased competition for employees, contributed to the increase. These increases were partially offset by the Partnership's success at controlling the cost of providing benefits to restaurant employees.

Labor and benefits expense for Foxtail, in terms of total Foxtail revenues, increased over the first nine months of 1994 due primarily to temporary personnel costs incurred to support increased production and the higher cost of workers' compensation insurance. Third quarter labor and benefit costs for Foxtail were flat compared to third quarter 1994. As a percent of revenue generated, Foxtail labor and benefit charges are significantly lower than other Partnership operations. As Foxtail becomes a more significant component of the Partnership's total operations, labor and benefits expense, expressed as a percent of total revenues, should decrease.

Operating expenses:
Operating expenses for the third quarter and first nine months of 1995 increased .1 and decreased .1 percentage points of total revenues, respectively, from the same periods in 1994. Results for both periods reflect higher restaurant operating expenses related primarily to the increased cost of paper supplies and increased preopening expense amortization for new Partnership-operated restaurants. Franchised restaurant opening expenses also increased due to the additional number of franchised stores opened during the quarter and the first nine months of 1995 compared to the prior year.

These increases were partially offset by decreases in utilities and occupancy expenses as a percent of total revenues in both the restaurants and Foxtail. Additionally, year to date increases were offset by decreases in preopening amortization at Foxtail in the first two quarters of the year.

General and administrative:
General and administrative expenses, in terms of total revenues, decreased 1.1 and .8 percentage points from the three and nine months ended September 30, 1994, respectively, due to a reduction in incentive costs and a concerted effort by management to control expenses. Additionally, administrative expenses have decreased as a percent of revenue from the prior year as administrative staff has remained relatively constant, with revenues continuing to grow.

Depreciation and amortization:
Depreciation and amortization for the three and nine months ended September 30, 1995, increased approximately 20% and 18% over the same periods last year due primarily to the addition of 13 new Partnership-operated restaurants as well as refurbishments made to upgrade existing restaurants.

Interest:
Borrowings used for unit expansion and restaurant upgrades caused interest expense for the third quarter and first nine months of 1995 to exceed 1994 levels by approximately 50%. This increase in interest expense was partially offset by a decrease in interest expense associated with capital lease obligations.

Other:
The Partnership recorded a loss of $498,000 in the third quarter of 1995 associated with the disposition of an underperforming property and the write-off of predevelopment costs for selected new restaurant locations that were estimated to provide less than acceptable returns. Net income for the nine months ended in 1994 included an $800,000 provision related to the disposition of underperforming properties that were originally targeted for disposition in 1993. As of September 30, 1995, the Partnership had disposed of nine of the eleven properties included in the original reserve through lease-buyout and sublease agreements.

Net income for the quarter and nine months ended in 1994 included a provision of $580,000 associated with a lawsuit brought by a former employee. This suit was settled in the quarter ended June 30, 1995, for $190,000 less than the original provision.

CAPITAL RESOURCES AND LIQUIDITY

Principal uses of cash during the third quarter and first nine months ended September 30, 1995 were capital expenditures and distributions paid to unitholders. Capital expenditures consisted primarily of land, building and equipment purchases for new Partnership-operated units and remodels to existing restaurants. Remodels and unit upgrades constituted slightly more than 50% of the capital expenditures during the third quarter. The Partnership's primary sources of funding were cash provided by operations and borrowings under its credit facilities.

During the second quarter of 1994, the Partnership refinanced the outstanding borrowings under its existing line of credit by entering into a $40,000,000 revolving line of credit facility and a $10,000,000 term loan agreement with three banks. The revolving line of credit contains a $6,000,000 sublimit for letters of credit and expires on June 30, 1997, at which time all amounts outstanding become payable. As of September 30, 1995, $30,350,000 in borrowings and approximately $3,200,000 in letters of credit were outstanding under the line of credit facility. The borrowings under the term loan agreement are due in quarterly installments through June 30, 1998. As of September 30, 1995, $7,400,000 was outstanding under this agreement.

The Partnership has agreed in principle to issue $15,000,000 of Senior Notes to an insurance company. The Partnership intends to use the proceeds from these notes to repay $15,000,000 of borrowings that were outstanding under the Line of Credit agreement at September 30, 1995. The agreement also provides for a Private Shelf Facility for up to $20,000,000 of additional Senior Notes. The Partnership expects to finalize the terms of the agreement by November 30, 1995.

As is typical in the restaurant industry, the Partnership ordinarily operates with a working capital deficit. At September 30, 1995, this deficit amounted to $15,148,000, which was primarily the result of utilizing available cash for capital expenditures and distributions to unitholders. Operating with a working capital deficit does not impair the Partnership's short-term liquidity as its revenues are derived primarily from cash transactions.

                          PART II - OTHER INFORMATION

                           Item 1. Legal Proceedings

Hebrab Development Co., a former landlord, sued Perkins in November 1990 in the Court of Common Pleas, Medina County, Ohio for damages suffered from the loss by fire of an underinsured building and was awarded a judgment of approximately $257,000. The case was settled by agreement among the parties and dismissed with prejudice in October 1995. See "Contingencies" under Notes to Financial Statements.

In January 1994, Teresa Oliphant, a former employee, filed a lawsuit in the U.S. District Court for the District of Kansas alleging sexual harassment and related claims. After a trial, the court awarded the plaintiff a judgment for compensatory and punitive damages and attorney's fees and expenses of approximately $822,000. The case was settled by agreement among the parties after entry of judgment and dismissed with prejudice in June 1995. See "Contingencies" under Notes to Financial Statements.

Perkins is also a party to various other legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a materially adverse effect on Perkins' financial position or results of operations.

                    Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits - Reference is made to the Index of Exhibits attached hereto as page 16 and made a part herof.

(b)    Reports on Form 8-K -  None

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PERKINS FAMILY RESTAURANTS, L.P.
                                          BY: PERKINS MANAGEMENT COMPANY, INC.,
                                                    GENERAL PARTNER

DATE:  November 15, 1995                  BY: /s/ Michael P. Donahoe
       -----------------                      -----------------------
                                              Michael P. Donahoe
                                              Vice President, Controller
                                              (Chief Accounting Officer)

                                 Exhibit Index

Exhibit No.             Description
-----------             -----------
    10.1                Guaranty dated July 5, 1995 among Perkins Family
                        Restaurants, L.P., Perkins Restaurants Operating
                        Company, L.P. and BancBoston Leasing Inc.

    27                  Financial Data Schedule (for SEC use only).