Form 10-K
period 1995-12-31
PERKINS FAMILY RESTAURANTS LP
filed 1996-03-28
CIK 797460

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    _______________________________________

                                   FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended December 31, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from           to
                                         -----------  -----------

                         Commission File Number 1-9214

                        PERKINS FAMILY RESTAURANTS, L.P.
             (Exact name of Registrant as specified in its charter)



                     Delaware                          62-1283091
           (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)           Identification No.)

           6075 Poplar Avenue, Suite 800, Memphis, Tennessee      38119
           (Address of principal executive offices)             (Zip Code)


                                 (901) 766-6400
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:


          Title of each class                            Name of each exchange
          -------------------                            on which registered
                                                         -------------------

          Depositary Units Representing Limited
          Partnership Interests in the Registrant        New York Stock Exchange


               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
         days. Yes   X  No
                  -----    -----

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

               The aggregate market value of the Depositary Units held by non-affiliates is $67,118,231 based upon the closing price of $12.75 as reported on the New York Stock Exchange Composite Tape on March 1, 1996. As of March 1, 1996 there were 10,491,160 Depositary Units outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Unitholders for the fiscal year ended December 31, 1995 are incorporated by reference into Part II of this Form 10-K.

                                     PART I
ITEM 1.  BUSINESS.

GENERAL. The operations of Perkins Family Restaurants, L.P. ("Perkins" or "Partnership"), a Delaware limited partnership are conducted through Perkins Restaurants Operating Company, L.P. ("PROC"), a Delaware limited partnership. Perkins is the sole limited partner of PROC. Perkins Management Company, Inc. ("PMC"), a wholly owned subsidiary of Perkins Restaurants, Inc. ("PRI"), a wholly owned subsidiary of The Restaurant Company ("TRC"), formerly known as Tennessee Restaurant Company, is the sole general partner of Perkins and PROC. PMC owns a 1% general partner's interest in each partnership. The sole business of PMC is to act as the general partner of Perkins and PROC. The principal shareholders of TRC are Donald N. Smith, PMC's Chairman and Chief Executive Officer, Harrah's Entertainment, Inc., and Investment Limited Partnership, a private investment fund. The principal shareholders of TRC also control approximately 42% of the common stock of Friendly Ice Cream Corporation ("FICC"), which owns and operates approximately 725 restaurants, located primarily in the northeastern United States. Mr. Smith is also Chairman and Chief Executive Officer of FICC. Unless the context otherwise requires, all references to Perkins with respect to the ownership and operation of its business also include references to PMC and PROC.

OPERATIONS. Perkins owns and franchises family-style restaurants which serve a wide variety of high quality, moderately-priced breakfast, lunch and dinner entrees. Perkins Family Restaurants provide table service and are generally open 24 hours a day (except Christmas day and certain late night hours in selected markets), seven days a week. As of December 31, 1995, entrees served in restaurants operated by Perkins ("Company restaurants") ranged in price from $1.99 to $8.99 for breakfast, $3.79 to $8.99 for lunch and $4.99 to $8.99 for dinner. On December 31, 1995, there were 458 restaurants in the Perkins' system, of which 139 were Company restaurants, 318 were franchised restaurants, and one was a stand-alone franchised bakery. Both the Company restaurants and franchised restaurants operate under the name "Perkins Family Restaurant," "Perkins Family Restaurant and Bakery," "Perkins Restaurant," "Perkins Express and Bakery" or "Perkins Bakery" and the mark "Perkins." The Company restaurants and franchised restaurants are located in 32 states with the largest number in Minnesota, Ohio, New York, Pennsylvania and Florida. Perkins has eight franchised restaurants in Canada.

Perkins offers its guests a "core menu" consisting of certain standardized menu offerings that each Company and franchised restaurant must offer. Additional items are offered to meet regional and local tastes. All menu items at franchised restaurants must be approved by Perkins. Menu offerings continually evolve to meet changing consumer tastes. In addition, Perkins employs television, radio, outdoor and print advertisements designed to convey a contemporary image for the Perkins Family Restaurant concept. Perkins has also installed a computerized labor scheduling and administrative system called PRISM in all Company restaurants for the purpose of improving Perkins' operating efficiency. PRISM is also made available to franchisees.

Perkins also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to its Company and franchised restaurants and bakery and food service distributors through Foxtail Foods, Perkins' manufacturing division. During 1995, sales of products from this division constituted approximately 8.2% of total revenues.

Franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years, and pursuant to which a royalty fee (usually 4% of gross sales) and an advertising contribution (typically 3% of gross sales) are paid. New franchisees currently pay a non-refundable license fee of $35,000. Franchisees opening their third and subsequent restaurants pay an initial fee of $25,000. License agreements are typically terminable by franchisees on 12 to 15 months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights. During 1995, franchised restaurants paid average annual royalties in the amount of approximately $55,000. During each of the five years ending December 31, 2000, six, sixteen, sixteen, twenty and twelve license agreements have terms which will expire. Franchisees typically apply for and receive new license agreements.

Perkins has sponsored financing programs offered by certain lending institutions to help its franchisees procure funds for the construction of new franchised restaurants and to purchase and install in-store bakeries in existing restaurants. The Partnership provides a limited guaranty of the funds borrowed. At December 31,1995 there were approximately $1,270,000 in borrowings outstanding under these programs. The Partnership has guaranteed $1,050,000 of these borrowings which represents its minimum commitments under these programs. The Partnership does not anticipate its guarantees will exceed these minimums in the future.

During 1995, the Partnership entered into a separate agreement with one of the lending institutions to assist a franchisee in obtaining lease financing to install in-store bakeries in 28 existing restaurants operated by the franchisee. Pursuant to the agreement, the Partnership will provide a declining limited guaranty to the lender for payment of the franchisee's obligations between the lender and the franchisee, not to exceed $1,350,000. The Partnership's current maximum liability if the maximum lease commitment is
funded would be $945,000.   At December 31, 1995, there were approximately
$297,000 in borrowings outstanding under the program, of which the Partnership has guaranteed approximately $208,000.

DESIGN DEVELOPMENT. Perkins opened the first of its new prototype restaurants that incorporates its current building design in August, 1993. Instead of its traditional rectangle with the kitchen and dining areas at opposite ends, the new prototype was designed with multiple dining areas arranged on three sides of a more centralized kitchen. New colors and finishes in the public areas help create a comfortable atmosphere that is compatible with the distinctive new exterior design as well.

In order to achieve maximum flexibility and to meet the varying requirements of a wide range of sites, this design concept was expanded in 1994 with the development of three basic variations of the 1993 prototype. The smallest one is a 4,400 square foot building with approximately 130 seats. The midsize building incorporates the first stage of expansion, and increases the square footage to 4,700 and the seating capacity to approximately 155. The full-size building seats approximately 190 in 5,500 square feet. The expandability of the building due to the centralized kitchen and wrap-around dining areas allows expansion to approximately 230 seats in 5,900 square feet.

In 1995, the distinctive look of the prototype buildings was incorporated into approximately 50 existing Company restaurants that received interior and exterior remodels. Remodels of the remaining Company restaurants will continue in 1996 and 1997 to maintain a consistent, quality image for our restaurants. Franchisees are being encouraged to incorporate similar design changes into their restaurants as they are remodeled.

SYSTEM DEVELOPMENT. In 1995, Perkins expanded its Company operations into new markets by constructing restaurants in Springfield, MO, Twin Falls, ID, Boise, ID, Sedalia, MO, Stillwater, OK, and Ponca City, OK. Perkins also expanded in existing markets by constructing Company restaurants in Bonita Springs, FL, Lehigh Acres, FL, Mt. Dora, FL, and Chanhassen, MN. Two Company restaurants were closed during 1995 and one Company restaurant became a franchise operation during the year.

Franchise operations expanded in 1995 with the opening of twenty-one new franchised restaurants. Also, two nontraditional franchised stores opened. One stand-alone bakery offering primarily cookies and muffins, was opened in a mall in Memphis, TN, and a Perkins Express and Bakery, offering a limited variety of signature products, was opened in the Memphis, TN airport. The company continues to explore alternative concepts and locations to complement the traditional Company and franchised restaurants. Five franchised restaurants closed during the year.

RESEARCH AND DEVELOPMENT. No material amount was spent on company-sponsored research and development activities during the last fiscal year. Additionally, no material amounts were spent by the Partnership on customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

SIGNIFICANT FRANCHISEES. As of December 31, 1995, three franchisees, otherwise unaffiliated with Perkins, owned 94 of the 319 restaurants and bakeries franchised by Perkins. The respective distribution of restaurants operated by such franchisees is: 42 restaurants primarily in upstate New York; 30 restaurants in Pennsylvania, Ohio and New York; and 22 restaurants in Ohio and Kentucky. During 1995, Perkins received royalties and license fees of approximately $1,799,000, $1,851,000 and $1,118,000, respectively, from these franchisees.

ROYALTY ARRANGEMENTS. Perkins' predecessors entered into arrangements under which specified payments are to be made by Perkins based upon a percentage of gross sales from certain restaurants and specified amounts are to be paid for each restaurant opened within certain geographic regions. During 1995, Perkins paid an aggregate of $2,040,000 under such arrangements.

The Partnership has taken legal action to terminate or modify one such agreement. Pending judicial resolution of the proceeding, the Partnership is accruing, but not currently paying, the amount specified under the agreement. 1995 expense related to this agreement was $628,000, of which $375,000 was paid.

SOURCE OF MATERIALS. Essential supplies and raw materials are available from several sources and Perkins is not dependent upon any one source for its supplies and raw materials.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY. Perkins believes that its trademarks and service marks, especially the mark "Perkins," are of substantial economic importance to its business. These include signs, logos and marks relating to specific menu offerings in addition to marks relating to the Perkins name. Certain of these marks are registered in the U.S. Patent and Trademark Office and in Canada. Common law rights are claimed with respect to other menu offerings and certain promotions and slogans. Perkins has copyrighted architectural drawings for Perkins restaurants and claims copyright protection for certain manuals, menus, advertising and promotional materials. Perkins does not have any patents.

SEASONALITY. Perkins' revenues are subject to seasonal fluctuations. Customer traffic and consequently revenues are highest in the summer months and lowest during the winter months because of the high proportion of restaurants located in states where inclement weather adversely affects guest visits.

WORKING CAPITAL. The Partnership is not required to maintain significant levels of working capital because its revenues are primarily derived from cash sales while restaurant inventories are purchased on credit and rapidly converted to cash.

COMPETITION. Perkins' business and the restaurant industry in general are highly competitive and are often affected by changes in consumer tastes and eating habits, by local and national economic conditions and by population and traffic patterns. Perkins competes directly or indirectly with all restaurants, from national and regional chains to local establishments. Some of its competitors are corporations that are much larger than Perkins and have substantially greater capital resources at their disposal. In addition, in some markets, primarily in the northeastern United States, Perkins and FICC operate restaurants which compete with each other. PRI, TRC, other affiliates of PMC and their management may engage in other businesses which may compete with the business of Perkins.

EMPLOYEES. As of March 1, 1996, Perkins employed approximately 9,000 persons, of whom approximately 355 were administrative and manufacturing personnel and the balance were restaurant personnel. Approximately 65% of the restaurant personnel are part-time employees. Perkins competes in the job market for qualified restaurant management and operational employees. Perkins maintains ongoing restaurant management training programs and has on its staff full-time restaurant training managers and a training director. Perkins believes that its restaurant management compensation and benefits package compares favorably with those offered by its competitors. None of Perkins' employees are represented by a union.

REGULATION. The Partnership is subject to various Federal, state and local laws affecting its business. Restaurants generally are required to comply with a variety of regulatory provisions relating to zoning of restaurant sites, sanitation, health and safety. No material amounts have been or are expected to be expensed to comply with environmental protection regulations.

Perkins is subject to a number of state laws regulating franchise operations and sales. Those laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and, in certain cases, also apply substantive standards to the relationship between franchisor and franchisee. Perkins must also adhere to Federal Trade Commission regulations governing disclosures in the sale of franchises.

The wage rates of Perkins' hourly employees are impacted by Federal and state minimum wage rate laws. Future increases in these rates could materially affect Perkins' cost of labor.

FEDERAL INCOME TAXATION. On December 22, 1987, tax legislation was enacted which will have the effect of taxing certain publicly traded limited partnerships, such as Perkins, as corporations for tax years beginning after 1997. Perkins could be subject to a corporate income tax earlier than 1998 if it adds a substantial new line of business. The net income of publicly traded limited partnerships is considered portfolio income to their partners and is not available to offset passive losses for tax years after 1986.





                           [INTENTIONALLY LEFT BLANK]

ITEM 2.  PROPERTIES.

The following table lists the location of each of the Company and franchised restaurants and bakeries as of December 31, 1995:

                                            Number of Restaurants and Bakeries
                                            ----------------------------------



                                           Company                  Franchised                  Total
                                           -------                  ----------                  -----
Arizona                                       --                         12                       12
Arkansas                                      --                          2                        2
Colorado                                      --                         16                       16
Delaware                                      --                          2                        2
Florida                                       19                         18                       37
Idaho                                          2                          5                        7
Illinois                                       7                         --                        7
Indiana                                        1                          4                        5
Iowa                                          16                          1                       17
Kansas                                         4                          2                        6
Kentucky                                      --                          6                        6
Maryland                                      --                          2                        2
Michigan                                       5                          1                        6
Minnesota                                     40                         28                       68
Mississippi                                   --                          1                        1
Missouri                                      11                          1                       12
Montana                                       --                          6                        6
Nebraska                                       6                          2                        8
New Jersey                                    --                          6                        6
New York                                      --                         44                       44
North Carolina                                 3                          4                        7
North Dakota                                   3                          5                        8
Ohio                                          --                         53                       53
Oklahoma                                       2                         --                        2
Pennsylvania                                   6                         37                       43
South Carolina                                --                          2                        2
South Dakota                                  --                          9                        9
Tennessee                                      1                         15                       16
Virginia                                      --                          1                        1
Washington                                    --                          8                        8
Wisconsin                                     13                         14                       27
Wyoming                                       --                          4                        4
Canada                                        --                          8                        8
                                             ---                        ---                      ---
     Total                                   139                        319                      458
                                             ===                        ===                      ===


Most of the restaurants feature a distinctively styled brick or stucco building. Perkins restaurants are predominantly single-purpose, one-story, free-standing buildings averaging approximately 5,000 square feet, with a seating capacity of between 90 and 250 customers.

The following table sets forth certain information regarding Company restaurants and other properties, as of December 31, 1995:

                                                 Number of Properties(1)
                                                 --------------------

Use                                                Owned            Leased           Total
---                                                -----            ------           -----
Offices and Manufacturing Facilities(2)              1                 8               9
Perkins Family Restaurants(3)                       52                87             139

____________________________

         (1) In addition, Perkins leases 22 properties, 21 of which were subleased to others and 1 of which was vacant. Perkins also owns 15 properties, 10 of which are leased to others, 3 of which will open in 1996 as Perkins Family Restaurants, and 2 of which are held for future development.

         (2) Perkins' principal office is located in Memphis, TN, and currently comprises 53,340 square feet of floor area under a lease expiring on May 31, 2003, subject to renewal by Perkins for a maximum of 60 months. In addition, Perkins owns a 25,149 square-foot manufacturing facility in Cincinnati, OH and leases two other properties in Cincinnati, OH, consisting of 36,000 square feet and 60,000 square feet for use as manufacturing facilities.

         (3) The average term of the remaining leases is 7 years, excluding renewal options. The longest lease term will mature in 45 years and the shortest lease term will mature in approximately 3 years, assuming the exercise of all renewal options.

ITEM 3.  LEGAL PROCEEDINGS.

In March 1995, Sally Schulz and Leah Schulz, former employees, filed a lawsuit in the U.S. District Court for the District of North Dakota alleging sexual harassment and related claims. The plaintiffs allege damages which, if proven, could have a material adverse effect on Perkins. Perkins is vigorously defending itself against all claims asserted by the plaintiffs. Perkins is also a party to various other legal proceedings in the ordinary course of business. At this time, management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on Perkins' financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF UNITHOLDERS.

No matters were submitted to a vote of Unitholders during 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS.

         (a)  Market information.

As of March 1, 1996, Perkins had 10,491,160 units of limited partnership interest ("Units") listed on the New York Stock Exchange ("NYSE") under the symbol "PFR". Of such Units, 207,050 (1.97%) are subject to risk of forfeiture under the Perkins Restricted Limited Partnership Unit Plan.

The closing high and low sales prices for the Units for the quarterly periods indicated below are as follows:



                             1995                           High             Low
                             ----                           ----             ---
                          1st  Quarter                      13 1/2           10 1/4
                          2nd  Quarter                      13               11
                          3rd  Quarter                      12 3/4           11 1/2
                          4th  Quarter                      12 3/8           11



                             1994                           High             Low
                             ----                           ----             ---
                          1st   Quarter                     21 3/4           18
                          2nd   Quarter                     19 5/8           14 3/4
                          3rd   Quarter                     16 1/8           12 1/2
                          4th   Quarter                     13 1/4            9 7/8

         (b)  Unitholders.

         As of March 1, 1996, there were 1,861 Unitholders of record.

         (c)  Cash Distributions.

A cash distribution of $1.30 per Unit was declared to Perkins' limited partners during 1994 and 1995 ($.325 per Unit during each quarter). The Board of Directors of PMC regularly evaluates its policy of paying cash distributions in light of Perkins' need for liquidity and capital resources to finance its business plan and any other factors that might affect its ability to pay distributions.

ITEM 6.  SELECTED FINANCIAL DATA.

The table "Selected Financial and Operating Data" on page 5 of the 1995 Annual Report to Unitholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"Management's Discussion and Analysis" on pages 1 through 4 of the 1995 Annual Report to Unitholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of Perkins together with all notes thereto and the report of independent public accountants included in the 1995 Annual Report to Unitholders on pages 6 through 17 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in, or disagreements with, accountants during 1995.





                           [INTENTIONALLY LEFT BLANK]

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following individuals are currently serving as directors and executive officers of Perkins:

Name                                Age                Position with PMC
----                                ---                -----------------
Donald N. Smith                     55                 Chairman of the Board and
                                                       Chief Executive Officer

Lee N. Abrams                       61                 Director

Steven L. Ezzes                     49                 Director

Charles A. Ledsinger, Jr.           46                 Director

Richard K. Arras                    44                 President and Chief Operating Officer

Michael D. Kelly                    49                 Executive Vice President, Marketing

Kenneth L. Keymer                   47                 Executive Vice President, Operations

Jack W. Willingham                  50                 Executive Vice President, Restaurant Development

Larry W. Browne                     50                 Senior Vice President, Corporate Finance

Matthew J. Angello                  36                 Vice President, Human Resources

James F. Barrasso                   45                 Vice President, Foodservice Development

Michael P. Donahoe                  45                 Vice President, Accounting and Controller

Anthony C. Seta                     48                 Vice President, Research and Development

Donald F. Wiseman                   49                 Vice President, General Counsel and Secretary

Robert J. Winters                   44                 Senior Director, Franchise Development

Deborah A. Fratrik                  40                 Director, System Operations

Clyde J. Harrington                 37                 Director, System Operations

Patrick W. Ortt                     49                 Director, System Operations

Steven J. Pahl                      40                 Director, System Operations

DONALD N. SMITH
Donald N. Smith has been the Chairman of the Board and Chief Executive Officer of PMC, PRI and TRC, as well as FICC and Friendly Holding Company ("FHC") for more than the past 5 years. He is also a member of Perkins Restricted Limited Partnership Unit Plan Committee.

LEE N. ABRAMS
Lee N. Abrams was elected director of PMC in September 1986 and appointed Chairman of the Audit Committee for PMC in October 1986. He is a senior partner in the Chicago, Illinois law firm of Mayer, Brown & Platt. He has been associated with that firm since his graduation from the University of Michigan Law School in 1957. He specializes in franchise and antitrust law. He is also a Certified Public Accountant.

STEVEN L. EZZES
Steven L. Ezzes was elected director of PMC, PRI, TRC, FICC and FHC and became a member of Perkins Restricted Limited Partnership Unit Plan Committee in February 1996. Mr. Ezzes is a private investor. From May 1992 to January 1995, Mr. Ezzes was a managing director of Lehman Brothers, Inc. For more than a year prior, Mr. Ezzes was a private investor. Mr. Ezzes previously served as a director of PMC, PRI, TRC, FICC and FHC from January 1991 to May 1992.

CHARLES A. LEDSINGER, JR.
Charles A. Ledsinger, Jr. was elected director of PMC, PRI, TRC, FICC and FHC in October 1991. He is also a member of Perkins Restricted Limited Partnership Unit Plan Committee. Since June 1995, Mr. Ledsinger has been Senior Vice President and Chief Financial Officer of Harrah's Entertainment, Inc. From August 1990 to June 1995, Mr. Ledsinger was Senior Vice President and Chief Financial Officer of The Promus Companies Incorporated ("Promus"). Mr. Ledsinger also served as Treasurer of Promus from February 1990 to February 1991.

RICHARD K. ARRAS
Richard K. Arras has been President and Chief Operating Officer of PMC since November 1988.

MICHAEL D. KELLY
Michael D. Kelly was elected Executive Vice President, Marketing, of PMC in March 1993. From January 1991 to February 1993, Mr. Kelly was Vice President, Marketing, for FICC.

KENNETH L. KEYMER
Kenneth L. Keymer was elected Executive Vice President, Operations, in July 1994. From April 1993 to April 1994, Mr. Keymer was Senior Vice President of Operations for Boston Chicken, Inc. Prior to joining Boston Chicken, Inc., Mr. Keymer was Vice President for Taco Bell Corporation.

JACK W. WILLINGHAM
Jack W. Willingham was elected Executive Vice President, Restaurant Development, of PMC in April 1994. From July 1991 to April 1994, Mr. Willingham served as Vice President, Corporate Development. For more than a year prior, Mr. Willingham was President of Willingham Corporation, a construction company specializing in restaurant construction and renovation.

LARRY W. BROWNE
Larry W. Browne has been Senior Vice President, Corporate Finance, of PMC since November 1988, Executive Vice President, Corporate Finance, General Counsel and Secretary of TRC since November 1985, and Executive Vice President, Corporate Finance, General Counsel and Secretary of PRI since November 1988. Mr. Browne has also been Senior Vice President, Corporate Finance, General Counsel and Clerk of FICC since October 1988 and Executive Vice President, Corporate Finance, General Counsel and Secretary of FHC since December 1988.

MATTHEW J. ANGELLO
Matthew J. Angello was elected Vice President, Human Resources, of PMC in March 1996. From July 1992 to February 1996, Mr. Angello was Senior Director, Human Resources of FICC. For more than two years prior, he was Director, Human Resources, for the Restaurant Division of PepsiCo, Inc.

JAMES F. BARRASSO
James F. Barrasso has been Vice President, Foodservice Development, of PMC since February 1994. From May 1990 to February 1994, he was Vice President, Operations Administration.

MICHAEL P. DONAHOE
Michael P. Donahoe has been Vice President, Accounting, and Controller of PMC since October 1993. He has also been Vice President, Controller and Treasurer of TRC and PRI since January 1986 and November 1988, respectively. From May 1989 to October 1993, he was Vice President, Chief Financial Officer and Treasurer of PMC. Mr. Donahoe served as Vice President and Assistant Secretary of FHC from December 1988 to October 1995. He is a Certified Public Accountant.

ANTHONY C. SETA
Anthony C. Seta was elected Vice President, Research and Development, of PMC in April 1994. From August 1992 to April 1994 he served as Vice President, Food and Beverage, for Blackeyed Pea Restaurants, Inc. From September 1990 to August 1992, he was the owner and chef of an independent restaurant and provided consulting services to Kenny Rogers Roasters from January 1992 to August 1992.

DONALD F. WISEMAN
Donald F. Wiseman has been Vice President, General Counsel and Secretary of PMC since December 1991. For more than a year prior, he was a partner in the Waring Cox law firm, Memphis, Tennessee.

ROBERT J. WINTERS
Robert J. Winters was elected Senior Director, Franchise Development, of PMC in
March 1993.   He was Director, Training and Development, of PMC from October
1990 to March 1993.

DEBORAH A. FRATRIK
Deborah A. Fratrik became Director, System Operations, of PROC in February 1995. From December 1994 to February 1995 she served as a Director in Training for PROC. From November 1993 to December 1994, Ms. Fratrik was Restaurant Division Manager of FICC. From December 1991 to November 1993 she served as Director of Training and from April 1989 to December 1991 as Director of Operations for the Restaurant Division of PepsiCo, Inc.

CLYDE J. HARRINGTON
Clyde J. Harrington became Director, System Operations, of PROC in August 1995. From March 1995 to August 1995 he served as Director in Training for PROC.
From November 1992 to March 1995, Mr. Harrington served as Director of Operations and from March 1992 to November 1992 as Director of Delivery Development for the Restaurant Division of PepsiCo, Inc. For more than two years prior, he served as Restaurant Division Manager for PepsiCo, Inc.

PATRICK W. ORTT
Patrick W. Ortt became Director, System Operations, of PROC in March 1993. From January 1990 to March 1993, he was Vice President, Operations, of Pasta Lovers Trattoria, Inc.

STEVEN J. PAHL
Steven J. Pahl has been Director, System Operations, of PROC since November
1988.

Members of PMC's Board of Directors serve until such time as their successors are elected and qualified. Officers serve at the pleasure of the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Steven L. Ezzes, who was elected Director of PMC effective February 12, 1996 and who owns no Units filed a late Form 3 on February 23, 1996. Clyde J. Harrington who became Director, System Operations, of PROC on August 7, 1995 filed a late Form 3 on December 4, 1995. Steven J. Pahl, Director, System Operations, sold 1,325 Units on August 11, 1995. This transaction was disclosed on a Form 4 filed late by Mr. Pahl on December 10, 1995.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes all compensation paid or accrued for services rendered to Perkins in all capacities during each of the three years in the period ended December 31, 1995 with respect to the Chief Executive Officer of PMC and the four most highly compensated executive officers of PMC whose total annual salary and bonus exceeded $100,000.


                                                                                       LONG-TERM
                                                                                       ---------
                                                  ANNUAL COMPENSATION                COMPENSATION
                                    -----------------------------------------------  -------------
                                                                                     RESTRICTED       ALL OTHER
                                                                                        UNITS            COMPEN
PRINCIPAL POSITION           YEAR       SALARY      BONUS       OTHER                  AWARDS(4)         SATION
-------------------------------------------------------------------------------------------------------------------------
 DONALD N. SMITH             1995     $205,319         --     $8,832  (1)(2)               --       $  550 (5)

  Chairman & Chief           1994      199,690         --      7,809  (1)(2)               --          853 (5)

  Executive Officer          1993      190,181    $70,000      6,813  (1)(2)               --          550 (5)



 RICHARD K. ARRAS            1995     $216,269         --    $17,529  (1)(2)         $ 97,335       $3,448 (5)(6)

  President & Chief          1994      208,915         --     17,340  (1)(2)               --        5,758 (5)(6)

  Operating Officer          1993      199,346    $61,400     17,049  (1)(2)               --        5,093 (5)(6)


 KENNETH L. KEYMER           1995     $173,406         --    $11,453  (1)(2)         $ 64,890       $2,558 (5)(6)

  Exec. Vice President,      1994       75,846         --     16,794  (1)(2)(3)       189,000          920 (5)

  Operations                 1993           --         --         --                       --           --


 MICHAEL D. KELLY            1995     $166,250         --    $11,848  (1)(2)         $ 64,890       $2,772 (5)(6)

  Exec. Vice President,      1994      166,642         --     13,075  (1)(2)(3)            --        5,957 (5)(6)

  Marketing                  1993      125,370    $45,000     30,368  (1)(2)(3)       183,750        1,534 (5)


 JACK W. WILLINGHAM          1995     $153,538         --    $14,345  (1)(2)         $ 64,890       $5,190 (5)(6)

  Exec. Vice President,      1994      148,654         --     13,925  (1)(2)           39,000        6,430 (5)(6)

  Restaurant Development     1993      124,700    $30,500     13,565  (1)(2)               --        3,443 (5)(6)


________________________________________________________________________________
(1) Includes premiums paid for medical and disability insurance during 1995 for the named executive officers in the following amounts: Mr. Smith - $6,312; Mr. Arras - $10,329; Mr. Keymer - $4,253; Mr. Kelly - $4,648; and Mr. Willingham
- $7,145. Premiums paid on behalf of the named executive officers during 1994 were: Mr. Smith - $5,289; Mr. Arras - $10,140; Mr. Keymer - $1,428; Mr. Kelly
- $4,397; and Mr. Willingham - $6,725. The following premiums were paid on behalf of the named officers during 1993; Mr. Smith - $4,293; Mr. Arras - $9,849; Mr. Kelly - $2,137; and Mr. Willingham - $6,365.

(2) Includes auto allowance paid to the named executive officers during 1995, 1994 and 1993 in the following amounts: Mr. Smith - $2,520; Mr. Arras - $7,200; Mr. Keymer - $7,200 in 1995 and $3,600 in 1994; and Mr. Willingham - $7,200.
Mr. Kelly received an auto allowance of $7,200 in 1995 and 1994 and $6,000 in 1993.

(3) Includes relocation expenses and tax gross-up on relocation expenses in the amount of $8,743 and $3,023, respectively for 1994 for Mr. Keymer. Includes relocation expenses for Mr. Kelly in the amount of $1,480 in 1994 and $21,454 in 1993. Includes tax gross-up on relocation expenses for Mr. Kelly in 1993 in the amount of $777.

(4) The restricted period applicable to each award of Units under Perkins Family Restaurants, L.P. Restricted Limited Partnership Unit Plan (the "Plan") is established by the Plan Committee (the "Committee") and may not exceed ten
(10) years. For awards granted prior to 1995, restrictions on ten percent (10%) of the units are released each year. For awards granted after 1994, restrictions on ten percent (10%) of the units are released in any year in which the Partnership exceeds ninety percent (90%) of its profit plan. For each fiscal year in which Perkins meets or exceeds its profit plan, the Committee will lift the restrictions on an additional ten percent (10%) of the Units awarded. The Units are subject to forfeiture upon termination of employment (except terminations resulting from death, disability, or
retirement).  Forfeited Units are available for award under the Plan.   Holders
of restricted Units are entitled to receive cash distributions during the restricted period, unless and until such Units are forfeited. On December 31, 1995, Mr. Arras held 14,560 restricted Units valued at $196,460 on the date of grant ($167,440 as of December 31, 1995), Mr. Keymer held 15,840 restricted Units valued at $234,990 on the date of grant ($182,160 as of December 31, 1995), Mr. Kelly held 13,040 restricted Units valued at $211,890 on the date of the grant ($149,960 as of December 31, 1995), and Mr. Willingham held 11,840 Units valued at $191,240 on the date of grant ($136,160 as of December 31, 1995).

(5) Includes premiums paid for group term life insurance. Premiums paid during 1995 for the named executive officers were: Mr. Smith - $550; Mr. Arras - $1,138; Mr. Keymer - $1,839; Mr. Kelly - $1,232; and Mr. Willingham - $2,880.
Premiums paid on behalf of the named executive officers for 1994 were as follows: Mr. Smith - $853; Mr. Arras - $1,133; Mr. Keymer - $920; Mr. Kelly - $1,839; and Mr. Willingham - $1,833. Premiums paid during 1993 were: Mr. Smith $550; Mr. Arras - $1,135; Mr. Kelly - $1,534; and Mr. Willingham - $1,833.

(6) Includes Perkins' discretionary matching contributions allocated to the named executive officers for the period January 1, 1995 through December 31, 1995 under Perkins Retirement Savings Plan as follows: Mr. Arras - $2,310; Mr. Keymer - $719; Mr. Kelly - $1,540; and Mr. Willingham - $2,310. For the period January 1, 1994 through December 31, 1994 the contributions were as follows:
Mr. Arras - $4,620; Mr. Kelly - $4,118; and Mr. Willingham - $4,591. For the period January 1, 1993 through December 31, 1993, matching contributions allocated to the named executives were: Mr. Arras - $3,958; and Mr.
Willingham - $1,610.


COMPENSATION OF DIRECTORS.

Only Lee N. Abrams was paid for his services as a member of the Board of Directors of PMC. Mr. Abrams received an attendance fee per meeting of $5,000, plus expenses. Mr. Abrams participated in and was paid for four meetings of the
Board in 1995.   Mr. Abrams was also eligible to be paid $1,000 plus expenses for his attendance and participation in each Audit Committee meeting. No compensation was paid for his participation in Audit Committee Meetings held by telephone, or for his attendance when such meetings were held on the same day as a Board meeting. In 1995, all Audit Committee Meetings were held by telephone or on the same day as a Board meeting.

Mr. Abrams received awards of 500 Units on March 29, 1995 and 500 Units on February 16, 1996 under the Restricted Limited Partnership Unit Plan (the "Plan") valued at $6,438 and $6,250 on the dates of the grants. On December 31, 1995, Mr. Abrams held 2,470 restricted Units under the Plan valued at $39,671 on the date of the grant. The restricted period applicable to each award of Units under the Plan is established by the Plan Committee (the "Committee") and may not exceed ten (10) years. For awards granted prior to 1995, restrictions on ten percent (10%) of the units are released each year. For awards granted after 1994, restrictions on ten percent (10%) of the units are released in any year in which the Partnership exceeds ninety percent (90%) of its profit plan. For each fiscal year in which Perkins meets or exceeds its profit plan, the Committee will lift the restrictions on an additional ten percent (10%) of the Units awarded. Holders of restricted Units are entitled to receive cash distributions during the restricted period, unless and until such Units are forfeited.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

                                                                    Amount and
                                                                    Nature of
                                  Name and Address                  Beneficial           Percent
Title of Class                    of Beneficial Owner               Ownership            of Class
--------------                    -------------------               ---------            --------
Depositary Units Rep-             Perkins Restaurants,              5,043,000            48.06%
resenting Limited                 Inc., 1 Pierce Place,
Partnership Interests             Suite 100 E, Itasca, IL
in the Registrant                 60143

PRI is wholly owned by TRC. TRC is principally owned by Harrah's Entertainment, Inc., (33.2%), Donald N. Smith (33.2%) and Investment Limited Partnership (31.6%). Pursuant to the terms of a certain Stockholders Agreement dated November 21, 1985 (the "Stockholders Agreement") among TRC's stockholders, the voting and disposition of the shares of TRC are subject to numerous restrictions. Significant stockholder and director actions (including certain transactions in TRC's assets and the disposition of TRC's indirect investment in Perkins), as defined in the Stockholders Agreement and in the By-Laws of TRC, PRI and PMC, must be approved by a unanimous vote of the Board of Directors of the company proposing to take any such action.

         (b)  SECURITY OWNERSHIP OF MANAGEMENT.

The following table sets forth the number of Units beneficially owned either directly or indirectly on March 1, 1996 by all directors and the executive officers named in the Summary Compensation Table above, including all directors and officers as a group:

                                                                    Amount and
                                                                    Nature of          Percent
                                                                    Beneficial         of Class
Title of Class                    Name of Beneficial Owner          Ownership        (* less than 1%)
--------------                    ------------------------          ---------        ----------------
Depositary Units Representing     Lee N. Abrams                        7,400               *
Limited Partnership Interests
in the Registrant

     "                            Richard K. Arras                    34,560               *

     "                            Steven L. Ezzes                          -               -

     "                            Michael D. Kelly                    14,040               *

     "                            Charles A. Ledsinger, Jr.                -               -

     "                            Donald N. Smith               1,674,276(1)               15.96%

     "                            Jack W. Willingham                  12,040               *

     "                            Kenneth L. Keymer                   17,040               *

     "                            All Directors and Officers
                                  of Registrant as a group         1,858,261               17.72%

-----------------------------------

(1) Owned indirectly through Mr. Smith's 33.2% ownership of TRC, the sole shareholder of PRI.

         (c)  CHANGES IN CONTROL.

In September 1988, PRI entered into a Revolving Credit Agreement with The First National Bank of Boston (the "Bank"). PRI's obligations under the Credit Agreement are guaranteed by TRC. Also, the obligations of PRI under the Credit Agreement are secured by a Security Agreement and Pledge Agreement between PRI and the Bank (the "Pledge Agreement"), under which the Units and shares of PMC common stock owned by PRI are pledged as collateral. Perkins has acknowledged to the Bank that as long as this loan is outstanding and the Units and PMC common stock are pledged as collateral, the Partnership Agreement will not be amended without the Bank's prior written consent, which consent may not be unreasonably withheld.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

During 1995, FICC purchased layer cakes and muffin and pancake mixes from Perkins for which Perkins was paid approximately $1,909,000. PMC believes that the prices paid to Perkins for these products were no less favorable than the prices that would have been paid for the same products by a non-affiliated party in an arm's length transaction.

Perkins has subleased certain land, building and equipment to FICC. During 1995 and 1994, Perkins received approximately $488,000 and $245,000, respectively, related to those subleases.

In 1995, PMC made payments to TRC Realty Co., a subsidiary of TRC, totaling $428,724 related to the use of an aircraft leased by TRC Realty Co. PMC's use of this aircraft is solely for Partnership related purposes, and the Partnership reimburses PMC for all airplane expenses paid. Pursuant to an agreement expiring April 14, 2004, the Partnership is obligated to reimburse monthly an amount equal to 50% of the fixed costs of the aircraft (consisting principally of lease payments, pilot salaries, insurance and hanger rental) and its proportionate share of variable expenses (such as fuel and maintenance) based on PMC's actual usage of the aircraft.

(b)  CERTAIN BUSINESS RELATIONSHIPS.

Lee N. Abrams, a director of PMC, is a senior partner in the Mayer, Brown & Platt law firm. Mayer, Brown & Platt represented Perkins in several matters during 1995.

(c)  INDEBTEDNESS OF MANAGEMENT.

In December 1992, Jack W. Willingham, Executive Vice President, Restaurant Development, obtained a loan from PROC in the original principal amount of $70,000 with interest at the prime rate, which on March 1, 1996 was 8.25%.
This loan, as renegotiated effective July 1, 1995, is secured by his principal residence and requires yearly interest payments through January 2000, on which date the entire unpaid principal balance and all accrued interest are due and payable. The highest outstanding principal balance during 1995 was $63,746 and the remaining principal balance at March 1, 1996 was $63,746.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1.  FINANCIAL STATEMENTS (INCLUDING RELATED NOTES TO FINANCIAL
                 STATEMENTS) FILED AS PART OF THIS REPORT ARE LISTED BELOW:

         Report of Independent Public Accountants. *
         Statements of Income for Each of the Three Years Ended December 31,
           1995. *
         Balance Sheets at December 31, 1995 and 1994. *
         Statements of Changes in Partners' Capital for Each of the Three Years
           Ended December 31, 1995. *
         Statements of Cash Flows for Each of the Three Years Ended December 31, 1995. *
______________________________________

* Incorporated by reference from pages 6 through 17 of the 1995 Annual Report to Unitholders.

         2. THE FOLLOWING FINANCIAL STATEMENT SCHEDULES FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 ARE INCLUDED:

           No.
           ---            Report of Independent Public Accountants on
                          Schedules.
           II.            Valuation and Qualifying Accounts.

Schedules I, III, IV and V  are not applicable and have therefore been omitted.

         3.  EXHIBITS (FOOTNOTES APPEAR ON PAGE 19):


                 Exhibit No.
                 -----------
                  3.1(a) Certificate of Incorporation of Perkins Management Company, Inc.(9)

                  3.1(b) Certificate of Amendment of Certificate of Incorporation of Perkins Management Company, Inc.(9)

                  3.2             By-Laws, as amended, of Perkins Management
                                  Company, Inc.(8)

                  3.3 Certificate of Limited Partnership of Perkins Family Restaurants, L.P.(10)

                  3.4 Certificate of Limited Partnership of Perkins Restaurants Operating Company, L.P.(10)

                  4.1(a) Agreement of Limited Partnership of Perkins Family Restaurants, L.P.(10)

                  4.1(b) Amended and Restated Agreement of Limited Partnership of Perkins Family Restaurants, L.P.(9)

                  4.2(a) Agreement of Limited Partnership of Perkins Restaurants Operating Company, L.P.(10)

                  4.2(b) Amended and Restated Agreement of Limited Partnership of Perkins Restaurants Operating Company, L.P.(9)

                 10.1 Perkins Family Restaurants, L.P. Restricted Limited Partnership Unit Plan as Amended and Restated.(6)

                 10.2             Compensation Plans.(2)

                 10.3 Amended and Restated Revolving Credit and Term Loan Agreement among Perkins Restaurants Operating Company, L.P., Perkins Family Restaurants, L.P., The First National Bank of Boston, The Bank of Tokyo, Ltd. and First American National Bank dated June 29, 1994.
                                  (11)

                 10.4(a) Lease Agreement dated January 18, 1988 between The Crescent Center, Ltd. and Perkins Restaurants Operating Company, L.P.(7)

                 10.4(b) Modification and Ratification of Lease dated December 21, 1992 between The Travelers Insurance Company, successor in interest to the Crescent Center, Ltd., and Perkins Restaurants Operating Company, L.P.(2)

                 10.5 Registration Rights Agreement dated February 24, 1989 between Perkins Restaurants Operating Company, L.P. and the First National Bank of Boston.(7)

                 10.6 Note Facility Agreement dated May 29, 1992 among Perkins Family Restaurants, L.P., Perkins Restaurants Operating Company, L.P. and The Prudential Insurance Company of America.(3)

                 10.7 Finance Program Agreement dated September 14, 1993 among Bell Atlantic TriCon Leasing Corporation, d/b/a Bell Atlantic Capital Corporation, Perkins Restaurants Operating Company, L.P. and Perkins Family Restaurants, L.P.(1)

                 10.8             Guaranty by Perkins Family Restaurants, L.P.
                                  and Perkins Restaurants Operating Company,
                                  L.P. in favor of BancBoston Leasing, Inc.
                                  dated as of May 1, 1994.(11)

                 10.85 Guaranty dated July 5, 1995 among Perkins Restaurants Operating Company, L.P. and BancBoston Leasing, Inc.(5)

                 10.9 Note Facility Agreement dated December 13, 1995 among Perkins Family Restaurants, L.P., Perkins Restaurants Operating Company, L.P. and The Prudential Insurance Company of America.

                 11               Computations of Net Income Per Unit.

                 13               1995 Annual Report to Unitholders.

                 23               Consent of Independent Public Accountants.

                 27               Financial Data Schedules.

                 99.1 Certificate of Incorporation of Tennessee Restaurant Company.(9)

                 99.2 Certificate of Amendment of Certificate of Incorporation of Tennessee Restaurant Company. (4)

                 99.3             By-Laws of Tennessee Restaurant Company.(10)

                 99.4 Articles of Incorporation, as amended, of Perkins Restaurants, Inc.(8)

                 99.5             By-Laws of Perkins Restaurants, Inc.(10)

                 99.6 Stockholders Agreement, dated as of November 21, 1985, among Tennessee Restaurant Company, Holiday Inns, Inc., Bass
                                  Investment Limited Partnership, Donald N.
                                  Smith, et al.(10)

                 99.7 Pledge Agreement dated September 2, 1988 between Perkins Restaurants, Inc. and The First National Bank of Boston.(7)
__________________________________________________
         (1) Incorporated herein by reference to Registrant's Current Report on Form 8-K/A dated November 1, 1993.

         (2) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

         (3) Incorporated herein by reference to Registrant's Current Report on Form 8-K dated May 29, 1992.

         (4) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         (5) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1995.

         (6) Incorporated herein by reference to Registrant's Report on Form S-8, Registration No. 33-36720.

         (7) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

         (8) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

         (9) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

         (10) Incorporated herein by reference to Registrant's Form S-1, Registration No. 33-7333 dated July 17, 1986.

         (11) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.


(b) NO REPORTS ON FORM 8-K WERE FILED DURING THE FOURTH QUARTER OF 1995.

TRADEMARK NOTICE

The following trademarks are used in this report to identify products and services of Perkins Restaurants Operating Company, L.P.: Perkins, Perkins Family Restaurant, Perkins Family Restaurant and Bakery, Perkins Express and Bakery and Perkins Bakery.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 27th day of March, 1996.

                                        PERKINS FAMILY RESTAURANTS, L.P.
                                        BY: PERKINS MANAGEMENT COMPANY, INC.,
                                        GENERAL PARTNER


                                        By:/s/ Donald N. Smith
                                        ----------------------------
                                        Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of March, 1996.


Signature                                                   Title

/s/ Donald N. Smith                     Chairman of the Board, Chief Executive
-----------------------------           Officer and Director
Donald N. Smith

/s/ Lee N. Abrams                       Director
-----------------------------
Lee N. Abrams

/s/ Steven L. Ezzes                     Director
-----------------------------
Steven L. Ezzes

/s/ Charles A. Ledsinger, Jr.           Director
-----------------------------
Charles A. Ledsinger, Jr.

/s/ Michael P. Donahoe                  Vice President, Accounting
-----------------------------           and Controller
Michael P. Donahoe

                                                                     SCHEDULE II

                        PERKINS FAMILY RESTAURANTS, L.P.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

---------------------------------------------------------------------------------------------------
               Column A               Column B           Column C         Column D    Column E
---------------------------------------------------------------------------------------------------

                                                        Additions
                                                    -----------------
                                      Balance at    Charged   Charged     Deductions  Balance
                                      Beginning of  to Costs  to Other    from        at Close
             Description              Period       & Expenses Accounts    Reserves    of Period
---------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1995

 Allowance for Doubtful Accounts      $   380       $  295    $    22     $  (202)(a) $     495
                                      =======       ======    =======     =======     =========

 Reserve for Disposition of Assets    $ 2,347       $  335    $     -     $(1,621)(d) $   1,061
                                      =======       ======    =======     =======     =========

 Allowance for Income Taxes           $ 1,080       $    -    $     -     $  (505)    $     575 (e)
                                      =======       ======    =======     =======     =========


FISCAL YEAR ENDED DECEMBER 31, 1994

 Allowance for Doubtful Accounts      $   401       $  208    $     -     $  (229)(a) $     380
                                      =======       ======    =======     =======     =========

 Reserve for Disposition of Assets    $ 2,492       $  193 (c)$     -     $  (338)(d) $   2,347
                                      =======       ======    =======     =======     =========

 Allowance for Income Taxes           $ 2,030       $    -    $     -     $  (950)    $   1,080 (e)
                                      =======       ======    =======     =======     =========


FISCAL YEAR ENDED DECEMBER 31, 1993

 Allowance for Doubtful Accounts      $   397       $   62    $     -     $   (58)(a) $     401
                                      =======       ======    =======     =======     =========

 Reserve for Property Dispositions    $     8       $    -    $     -     $    (8)(b) $       -
                                      =======       ======    =======     =======     =========

 Reserve for Disposition of Assets    $     -       $2,492 (c)$     -     $     -     $   2,492
                                      =======       ======    =======     =======     =========

 Allowance for Income Taxes           $     -       $    -    $ 2,030 (e) $     -     $   2,030
                                      =======       ======    =======     =======     =========



(a) Represents uncollectible accounts written off, net of recoveries, and net costs associated with direct financing sublease receivables for which a reserve was established.

(b) Represents net costs associated with the properties for which the reserve was established.

(c) Represents the portion of the provision recorded in 1993 and the additional provision recorded in 1994 related to the writedown of certain operating assets to their fair market values in connection with their proposed disposition.

(d) Represents disposal of assets included in the reserve.

(e) Represents the valuation allowance necessary to reduce to zero the net deferred tax assets realized in connection with the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" due to the uncertainty of their realizability.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Partners of Perkins Family Restaurants, L.P.:


We have audited in accordance with generally accepted auditing standards, the financial statements of Perkins Family Restaurants, L.P. incorporated by reference in this Form 10-K, and have issued our report thereon dated February 13, 1996. Our audit was made for the purpose of forming an opinion on the basic statements taken as a whole. The schedule listed in the index at Item 14.(a)2. is the responsibility of the Partnership's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                             Arthur Andersen LLP




Memphis, Tennessee,
February 13, 1996.