Form 10-Q
period 1996-03-31
PERKINS FAMILY RESTAURANTS LP
filed 1996-05-14
CIK 797460

                                                            CONFORMED COPY

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-Q

(MARK ONE)


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    ------------

                       Commission file number 1-9214
                                              ------

                      Perkins Family Restaurants, L.P.
           ------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                62-1283091
  --------------------------------               ------------------
    (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

        6075 Poplar Avenue,  Suite 800,
             Memphis, Tennessee                         38119-4709
     --------------------------------------             ----------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

                                (901) 766-6400
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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


                                                                    THREE MONTHS ENDED
                                                                        MARCH 31
                                                                  ------------------------
                                                                  1996                1995
                                                                  ----                ----
 REVENUES:
    Food sales                                                  $55,599               $52,959
    Franchise revenues                                            4,374                 3,954
                                                                -------               -------
 Total Revenues                                                  59,973                56,913
                                                                -------               -------
 COSTS AND EXPENSES:
 Cost of Sales:
    Food cost                                                    16,367                15,300
    Labor and benefits                                           19,027                18,410
    Operating expenses                                           11,818                11,191
 General and administrative                                       5,612                 5,504
 Depreciation and amortization                                    3,826                 3,354
 Interest, net                                                    1,288                 1,093
 Other, net                                                        (240)                 (139)
                                                                -------               -------
 Total Costs and Expenses                                        57,698                54,713
                                                                -------               -------
 NET INCOME                                                     $ 2,275               $ 2,200
                                                                =======               =======

 WEIGHTED AVERAGE UNITS OUTSTANDING                              10,288                10,272

 NET INCOME PER UNIT                                            $  0.22               $  0.21

 CASH DISTRIBUTION DECLARED PER UNIT                            $ 0.325               $ 0.325





      The accompanying notes are an integral part of these financial statements.

                       PERKINS FAMILY RESTAURANTS, L.P.
                                BALANCE SHEETS
                                 (Unaudited)

                                (In Thousands)



                                                          MARCH 31,                 DECEMBER 31,
                                                            1996                        1995
                                                          --------                  -----------
                      ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                                $  1,502                  $  1,825
 Receivables, less allowance for
   doubtful accounts of $501 and $481                        8,320                     8,683
 Inventories, at the lower of first-
   in, first-out cost or market                              3,527                     4,318
 Prepaid expenses and other current assets                   2,229                     1,505
                                                          --------                  --------
 Total current assets                                       15,578                    16,331
                                                          --------                  --------
 PROPERTY AND EQUIPMENT, at cost, net of
    accumulated depreciation and amortization              116,873                   117,435

 NOTES RECEIVABLE, less allowance for
    doubtful accounts of $14 and $14                         1,208                     1,883

 INTANGIBLE AND OTHER ASSETS, net of
    accumulated amortization of $26,136
     and $25,849                                            25,833                    26,180
                                                          --------                  --------
                                                          $159,492                  $161,829
                                                          ========                  ========



     The accompanying notes are an integral part of these balance sheets.

                       PERKINS FAMILY RESTAURANTS, L.P
                                BALANCE SHEETS
                                 (Unaudited)
                     (In Thousands, Except Unit Amounts)





                                                                MARCH 31,                       DECEMBER 31,
                                                                  1996                             1995
                                                                --------                        -----------

LIABILITIES AND PARTNERS' CAPITAL

 CURRENT LIABILITIES:
  Current maturities of long-term debt                           $  3,600                         $  3,575
  Current maturities of capital lease obligations                   1,858                            1,984
  Accounts payable                                                  7,334                            7,525
  Accrued expenses                                                 13,403                           13,099
  Distributions payable                                             3,478                            3,475
                                                                  -------                          -------
             Total current liabilities                             29,673                           29,658
                                                                  -------                          -------
 CAPITAL LEASE OBLIGATIONS, less
  current maturities                                                8,441                            8,810

 LONG-TERM DEBT, less current maturities                           56,200                           57,850

 OTHER LIABILITIES                                                  5,046                            4,415

 PARTNERS' CAPITAL:
 General partner                                                      602                              611
 Limited partners (10,491,160 and 10,481,370
   Units issued and outstanding)                                   62,330                           63,373
 Deferred compensation related to restricted
   units                                                           (2,800)                          (2,888)
                                                                 --------                         --------

              Total partners' capital                              60,132                           61,096
                                                                 --------                         --------
                                                                 $159,492                         $161,829
                                                                 ========                         ========



     The accompanying notes are an integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                           -------------------------
                                                                            1996                1995
                                                                           -----               -----
 CASH FLOWS FROM OPERATING  ACTIVITIES:
 Net income                                                                $ 2,275             $ 2,200
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                           3,826               3,354
     Other noncash income and expense items                                    485                 434
     Changes in other operating assets and
       liabilities                                                             792                (185)
                                                                           -------             -------
       Total adjustments                                                     5,103               3,603
                                                                           -------             -------
 Net cash provided by operating activities                                   7,378               5,803
                                                                           -------             -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for property and equipment                                       (2,963)             (6,622)
 Other investing activities, net                                               858                 152
                                                                           -------             -------
 Net cash used in investing activities                                      (2,105)             (6,470)
                                                                           -------             -------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                                                3,850               6,750
 Payments on long-term debt                                                 (5,475)             (3,450)
 Principal payments under capital lease obligations                           (496)               (481)
 Distributions to partners                                                  (3,475)             (3,440)
                                                                           -------             -------
 Net cash used in financing activities                                      (5,596)               (621)
                                                                           -------             -------
 Net decrease in cash and cash equivalents                                    (323)             (1,288)
                                                                           -------             -------
 CASH AND CASH EQUIVALENTS:
 Balance, beginning of period                                                1,825               1,593
                                                                           -------             -------
 Balance, end of period                                                    $ 1,502             $   305
                                                                           =======             =======

      The accompanying notes are an integral part of these financial statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                         NOTES TO FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited financial statements of Perkins Family Restaurants, L.P. (the "Partnership") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of the operating results. Results of operations for the interim periods are not necessarily indicative of a full year of operations. The notes to the financial statements contained in the 1995 Annual Report to Unitholders should be read in conjunction with these statements.

Certain prior year amounts have been reclassified to conform to current year presentation.

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

Net Income Per Unit

Net Income Per Unit is computed as follows (in thousands, except per unit amounts):

                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                    ------------------------
                                                    1996                 1995
                                                    ----                 ----
 Net income as reported                           $  2,275              $  2,200
 Less: 1% general partner's interest                   (23)                  (22)
                                                  --------              --------
 Net income applicable to units                   $  2,252              $  2,178
                                                  ========              ========
 Weighted average units outstanding                 10,288                10,272

 Net income per unit                              $   0.22              $   0.21

Weighted Average Units Outstanding

Weighted average units outstanding are computed as follows (in thousands):

                                                      THREE MONTHS
                                                     ENDED MARCH 31
                                                --------------------------
                                                  1996               1995
                                                  ----               ----
 Weighted average units                         10,284              10,265

 Weighted average equivalent units                   4                   7
                                                ------              ------
 Weighted average units outstanding             10,288              10,272
                                                ======              ======


Contingencies

In March of 1995, two former employees filed a lawsuit in the U.S. District Court for the District of North Dakota alleging sexual harassment and related claims. The plaintiffs allege damages which, if proven, could have a material adverse impact on the Partnership. The Partnership is vigorously defending itself against all claims asserted by the plaintiffs. The Partnership is also a party to various other legal proceedings in the ordinary course of business. At this time, management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a materially adverse effect on the Partnership's financial position or results of operations.

The Partnership has sponsored financing programs offered by certain lending institutions to help its franchisees procure funds for the construction of new franchised restaurants and to purchase and install the Perkins in-store bakery. The Partnership provides a limited guaranty of the funds borrowed. At March 31, 1996, there were approximately $1,238,000 in borrowings outstanding under these programs. The Partnership has guaranteed $1,050,000 of these borrowings which represents its minimum commitments. The Partnership does not anticipate its guaranties will exceed these minimums in the future.

The Partnership has entered into a separate agreement with one of the lending institutions to assist a franchisee in obtaining lease financing to install in-store bakeries in 28 existing restaurants operated by the franchisee. Pursuant to the agreement, the Partnership will provide a declining limited guaranty to the lender for payment of the franchisee's obligations between the lender and the franchisee, not to exceed $1,350,000. The Partnership's current maximum liability if the maximum lease commitment is funded would be $945,000. At March 31, 1996, there were approximately $489,000 in borrowings outstanding under the program, of which the Partnership has guaranteed approximately $342,000.

Supplemental Cash Flow Information
- ----------------------------------

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three months ended March 31, consisted of the following (in thousands):

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      ---------------------------
                                                       1996                 1995
                                                      -----                 -----
 (Increase) Decrease in:
    Receivables                                       $ 113                 $ 443
    Inventories                                         791                  (156)
    Prepaid expenses and
      other current assets                             (998)                 (562)

    Other assets                                        131                   --

 Increase (Decrease) in:
    Accounts payable                                   (191)                 (243)
    Accrued expenses                                    303                   555
    Other liabilities                                   643                  (222)
                                                      -----                 -----
                                                      $ 792                 $(185)
                                                      =====                 =====



The Partnership paid interest of $1,317,000 and $1,116,000 during the first quarters of 1996 and 1995, respectively.

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

As of March 31, 1996 and December 31, 1995, the Partnership had deferred tax assets related to existing temporary differences that are projected to reverse after January 1, 1998. However, management believes that a conclusion as to the realizability of certain of those assets based upon current circumstances is highly subjective, and has therefore established valuation allowances as appropriate. Accordingly, no deferred provision for income taxes has been reflected in the accompanying financial statements.

The components of the Partnership's net deferred tax assets were as follows (in thousands):

                                          MARCH 31,1996        DECEMBER 31,1995
                                          -------------        ---------------
 Depreciation                                $(1,495)               $(1,670)
 Capitalized leases                            1,243                  1,240
 Reserves                                        492                    795
 Other, net                                      160                    210
                                             -------                -------
 Total deferred tax assets                       400                    575
 Valuation allowance                            (400)                  (575)
                                             -------                -------
 Net deferred tax assets                     $   --                 $   --
                                             =======                =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 1996


RESULTS OF OPERATIONS

Overview:

A summary of the Partnership's results for the first quarter ended March 31 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues. Certain prior year amounts have been reclassified to conform to current year presentation.

                                               THREE MONTHS ENDED
                                                    MARCH 31
                                               ------------------
                                               1996          1995
 Revenues:
    Food sales                                  92.7%         93.1%
    Franchise revenues                           7.3           6.9
                                               -----         -----
 Total revenues                                100.0         100.0
                                               -----         -----
 Costs and expenses:
  Cost of sales:
       Food cost                                27.3          26.9
       Labor and benefits                       31.7          32.3
       Operating expenses                       19.7          19.7
  General and administrative                     9.4           9.7
  Depreciation and amortization                  6.4           5.9
  Interest, net                                  2.1           1.9
  Other, net                                    (0.4)         (0.3)
                                               -----         -----
 Total costs and expenses                       96.2          96.1
                                               -----         -----
 Net income                                      3.8%          3.9%
                                               =====         =====


Net income for the first quarter of 1996 was $2,275,000 or $.22 per limited partnership unit versus $2,200,000 or $.21 per unit for the same period in 1995.

Revenues:

Total revenues for the first quarter of 1996 increased approximately 5.4% over the same period last year due primarily to higher restaurant food sales.

The addition of seven new Partnership-operated restaurants since March 31, 1995 contributed $2,140,000 to the increases in restaurant food sales over the three months ended March 31, 1995. These increases were partially offset by decreases of approximately $1,100,000 attributable to seven restaurants which have been closed or leased to franchisees since January 1, 1995. Same store comparable sales increased approximately 1% over the first quarter of 1995 due primarily to selective menu price increases and guest trends toward higher-priced entrees, partially offset by a decline in comparable guest visits. Approximately 32% of the increase in restaurant division sales and 26% of the increase in total revenues is attributable to the additional day in 1996 related to leap year.

Revenues from Foxtail Foods ("Foxtail"), the Partnership's manufacturing division, increased approximately 3.2% over the three months ended March 31, 1995 and constituted approximately 8% of the Partnership's revenues. Sales to Partnership-operated restaurants are eliminated in the accompanying income statements. The increase in Foxtail revenues can be primarily attributed to increased production at the division's pie plant as well as the popularity of in-store bakeries at franchised stores, to which Foxtail sells mixes, doughs, and pies. Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Partnership-operated and franchised restaurants through food service distributors in order to ensure consistency and availability of Perkins' proprietary products to each unit in the system. Additionally, Foxtail manufactures certain proprietary and non-proprietary products for sale to non-Perkins operations.

Franchise revenues, which consist primarily of franchise royalties and sales fees, increased 10.6% over the first quarter of 1995. This increase is due primarily to the opening of 27 new franchise restaurants and bakeries and the sales of three Partnership-operated restaurants to franchisees since January 1,
1995.   This increase is partially offset by the closing of five franchised units during the same period.

Costs and expenses:

Food cost:
In terms of total revenues, food cost for the three months ended March 31, 1996 increased .4 percentage points over the same period in 1995. The increase in food cost is primarily related to increased raw material costs at Foxtail. Restaurant division food cost increased slightly due to strong guest acceptance of the Steak and Eggs and Shrimp promotions during the first quarter. This increase was partially offset by the decline in the costs of certain key commodities and selective menu price increases.

The Partnership expects raw material cost pressures at Foxtail to continue for the remainder of 1996 and also anticipates, specifically, that the current high level of wheat prices will continue to put pressure on food cost margins in both the Foxtail and restaurant divisions for the next two quarters.

Foxtail, functioning as a manufacturing operation, typically has higher food cost as a percent of revenue than the Partnership's restaurants. Although the restaurants provide the majority of the Partnership's revenue, as

Foxtail becomes a more significant source of revenues to the Partnership, management expects total food cost to increase as a percent of revenue.

Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, decreased .6 percentage points for the three months ended March 31, 1996 due primarily to improved labor productivity in the Partnership's restaurants. Labor and benefits expense for Foxtail, in terms of total Foxtail revenues, improved slightly from 1995 levels due to greater productivity and improved efficiencies in its pie manufacturing facility. As a percent of revenue generated, Foxtail labor and benefit charges are significantly lower than the Partnership's restaurants. As Foxtail becomes a more significant component of the Partnership's total operations, labor and benefits expense, expressed as a percent of total revenues, should decrease.

The wage rates of the Partnership's hourly employees are impacted by Federal and state minimum wage laws. The current proposals before Congress for raising the Federal minimum wage would have a material impact on the Partnership's labor costs. In the past, the Partnership has been able to offset increases in labor costs through selective menu price increases and improvements in productivity. However, there is no guarantee that future increases can be mitigated through raising menu prices.

Operating expenses:
Operating expenses for the first quarter of 1996 remained constant with 1995 levels. Maintenance, outside services and utility costs increased in the restaurant division due to the severe winter weather occurring in many of the Partnership's major markets. However, these increases were offset by reduced restaurant supply costs resulting from changes in certain purchasing programs over the past two quarters.

General and administrative:
General and administrative expenses, in terms of total revenues, decreased .3 percentage points from the three months ended March 31, 1995. Increases in incentive compensation costs were offset by decreases in costs due to the reduction of new Partnership-operated restaurant development from 1995 levels.

Depreciation and amortization:
Depreciation and amortization for the three months ended March 31, 1996 increased approximately 14% over the same period last year due primarily to the addition of new Partnership-operated restaurants as well as refurbishments made to upgrade existing restaurants.

Interest:
Borrowings used for unit expansion and restaurant upgrades caused interest expense for the first quarter of 1996 to exceed 1995 levels by approximately 18%. This increase in interest expense was partially offset by a decrease in interest expense associated with capital lease obligations.

Other:
Other income net of related expenses increased approximately $100,000 in the first quarter of 1996 compared to the same period last year due primarily to rental income on three restaurant properties which were leased to franchisees in late 1995 and early 1996. Depreciation expense associated with these three properties totaling $76,000 is included in depreciation and amortization expense.

CAPITAL RESOURCES AND LIQUIDITY

Principal uses of cash during the first quarter ended March 31, 1996 were distributions paid to Unitholders, capital expenditures, and a net reduction in long-term debt. Capital expenditures consisted primarily of land, building and equipment purchases for new Partnership-operated units and remodels to existing restaurants. Remodels and unit upgrades constituted more than 75% of the capital expenditures during the first quarter. The Partnership's primary source of funding was cash provided by operations.

The Partnership maintains a $40,000,000 revolving line of credit facility and a $10,000,000 term loan agreement with three banks. The revolving line of credit contains a $6,000,000 sublimit for letters of credit and expires on June 30, 1997, at which time all amounts outstanding become payable. As of March 31, 1996, $17,000,000 in borrowings and approximately $2,466,000 in letters of credit were outstanding under the line of credit facility. The borrowings under the term loan agreement are due in quarterly installments through June 30, 1998. As of March 31, 1996, $7,000,000 was outstanding under this agreement.

During the fourth quarter of 1995, the Partnership issued $20,000,000 of 7.19% Unsecured Senior Notes due December 13, 2005 to an insurance company. The proceeds were used to repay outstanding borrowings under the Partnership's revolving line of credit. Principal payments on these notes begin December 13, 1997. The note agreement also provides for a $15,000,000 Private Shelf Note Facility which expires December 13, 1997.

As is typical in the restaurant industry, the Partnership ordinarily operates with a working capital deficit since the majority of its sales are for cash, while credit is received from its suppliers. Therefore, operating with a working capital deficit does not impair the Partnership's short-term liquidity. At March 31, 1996, this deficit amounted to $14,095,000, which was primarily the result of utilizing available cash for capital expenditures and distributions to Unitholders.

                          PART II - OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K
                    ----------------------------------------

(a) Exhibits - Reference is made to the Index of Exhibits attached hereto as page 15 and made a part hereof.

(b)    Reports on Form 8-K -  None



                                   Signature
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PERKINS FAMILY RESTAURANTS, L.P.
                                        BY: PERKINS MANAGEMENT COMPANY, INC.,
                                            GENERAL PARTNER


DATE:  May 13, 1996                     BY:   /s/ Michael P. Donahoe
       ------------                           --------------------------
                                              Michael P. Donahoe
                                              Vice President, Controller
                                              (Chief Accounting Officer)

                                    Exhibit Index
                                    -------------


Exhibit No.          Description
- -----------          -----------
   27                Financial Data Schedule (for SEC use only).