Form 10-Q
period 1996-06-30
PERKINS FAMILY RESTAURANTS LP
filed 1996-08-13
CIK 797460

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   --------


                                   FORM 10-Q

(MARK ONE)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996
                                 -------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------   ------------------

Commission file number   1-9214
                        --------

                        Perkins Family Restaurants, L.P.
- -------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     Delaware                                           62-1283091
- -------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


 6075 Poplar Avenue, Suite 800, Memphis, Tennessee       38119-4709
- -------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (901) 766-6400
- -------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


  Indicate by  X  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
                              days. Yes  X  No
                                        ---    ---

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        PERKINS FAMILY RESTAURANTS, L.P.
                              STATEMENTS OF INCOME
                                  (Unaudited)
                      (In Thousands, Except Per Unit Data)


                                                   Three Months Ended          Six  Months Ended
                                                         June 30                    June 30
                                                  ----------------------     ----------------------
                                                    1996          1995         1996         1995
                                                  --------      --------     ---------    ---------
REVENUES:
  Food sales                                      $ 58,863      $ 56,602     $ 114,462    $ 109,561
  Franchise revenues                                 4,653         4,241         9,027        8,195
                                                  --------      --------     ---------    ---------
Total Revenues                                      63,516        60,843       123,489      117,756
                                                  --------      --------     ---------    ---------
COSTS AND EXPENSES:
Cost of Sales:
  Food cost                                         16,819        16,525        33,186       31,825
  Labor and benefits                                20,250        19,629        39,277       38,039
  Operating expenses                                11,978        11,687        23,796       22,880
General and administrative                           6,129         5,729        11,741       11,233
Depreciation and amortization                        3,921         3,542         7,747        6,893
Interest, net                                        1,282         1,181         2,570        2,274
Benefit from litigation settlement                       -          (190)            -         (190)
Other, net                                            (215)         (172)         (455)        (310)
                                                  --------      --------     ---------    ---------

Total Costs and Expenses                            60,164        57,931       117,862      112,644
                                                  --------      --------     ---------    ---------

NET INCOME                                        $  3,352      $  2,912     $   5,627    $   5,112
                                                  ========      ========     =========    =========

WEIGHTED AVERAGE UNITS OUTSTANDING                  10,289        10,267        10,289       10,267

NET INCOME PER UNIT                               $   0.32      $   0.28     $    0.54    $    0.49

CASH DISTRIBUTION DECLARED PER UNIT               $  0.325      $  0.325     $    0.65    $    0.65


   The accompanying notes are an integral part of these financial statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                                  (Unaudited)
                      (In Thousands, Except Unit Amounts)


                                                 June 30,     December 31,
                                                   1996         1995
                                                ---------     ---------
                ASSETS
CURRENT ASSETS:
Cash and cash equivalents                       $   2,234     $   1,825
Receivables, less allowance for
  doubtful accounts of $425 and $481                7,059         8,683
Inventories, at the lower of first-
  in, first-out cost or market                      3,871         4,318
Prepaid expenses and other current assets           2,066         1,505
                                                ---------     ---------
            Total current assets                   15,230        16,331
                                                ---------     ---------

PROPERTY AND EQUIPMENT, at cost, net of
  accumulated depreciation and amortization       117,723       117,435

NOTES RECEIVABLE, less allowance for
  doubtful accounts of $11 and $14                    861         1,883

INTANGIBLE AND OTHER ASSETS, net of
  accumulated amortization of $25,838
  and $25,259                                      25,558        26,180
                                                ---------     ---------
                                                $ 159,372     $ 161,829
                                                =========     =========


      The accompanying notes are an integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                                  (Unaudited)
                      (In Thousands, Except Unit Amounts)


                                                                    June 30,    December 31,
                                                                      1996         1995
                                                                    ---------    ---------
           LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
Current maturities of long-term debt                                $  20,300    $   3,575
Current maturities of capital lease obligations                         1,826        1,984
Accounts payable                                                        7,526        7,525
Accrued expenses                                                       14,864       13,099
Distributions payable                                                   3,475        3,475
                                                                    ---------    ---------
                   Total current liabilities                           47,991       29,658
                                                                    ---------    ---------

CAPITAL LEASE OBLIGATIONS, less current maturities                      8,962        8,810

LONG-TERM DEBT, less current maturities                                37,800       57,850

OTHER LIABILITIES                                                       4,384        4,415

PARTNERS' CAPITAL:
General partner                                                           603          611
Limited partners (10,482,130 and 10,481,370 Units
  issued and outstanding)                                              62,128       63,373
Deferred compensation related to restricted Units                      (2,496)      (2,888)
                                                                    ---------    ---------

                   Total partners' capital                             60,235       61,096
                                                                    ---------    ---------
                                                                    $ 159,372    $ 161,829
                                                                    =========    =========


      The accompanying notes are an integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                           Three Months Ended   Six Months Ended
                                                                 June 30             June 30
                                                           ------------------   -----------------
                                                            1996        1995      1996      1995
                                                           -------    -------   -------   -------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income                                                 $ 3,352    $ 2,912   $ 5,627   $ 5,112
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                            3,921      3,542     7,747     6,893
    Benefit from litigation settlement                           -       (190)        -      (190)
    Other noncash income and expense items                     533        474     1,019       911
    Gain/Loss on disposition of assets                         (23)         -       (23)        -
    Changes in other operating assets and
      liabilities                                            1,602       (768)     2,393     (953)
                                                           -------    -------   -------   -------
        Total adjustments                                    6,033      3,058    11,136     6,661
                                                           -------    -------   -------   -------
Net cash provided by operating activities                    9,385      5,970    16,763    11,773
                                                           -------    -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                        (4,041)    (9,677)   (7,004)  (16,299)
Proceeds from sales of property and equipment                  383        115       383       115
Payments on notes receivable                                   729        172     1,587       324
                                                           -------    -------   -------   -------
Net cash used in investing activities                       (2,929)    (9,390)   (5,034)  (15,860)
                                                           -------    -------   -------   -------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from long-term debt                                 9,700     15,650    13,550    22,400
Payments on long-term debt                                 (11,400)    (8,575)  (16,875)  (12,025)
Principal payments under capital lease
  obligations                                                 (546)      (487)   (1,042)     (968)
Distributions to partners                                   (3,478)    (3,473)   (6,953)   (6,913)
                                                           -------    -------   -------   -------
Net cash provided by (used in) financing
  activities                                                (5,724)     3,115   (11,320)    2,494
                                                           -------    -------   -------   -------
Net increase (decrease) in cash and cash
  equivalents                                                  732       (305)      409    (1,593)
                                                           -------    -------   -------   -------
CASH AND CASH EQUIVALENTS:
Balance, beginning of period                                 1,502        305     1,825     1,593
                                                           -------    -------   -------   -------
Balance, end of period                                     $ 2,234    $   -     $ 2,234   $  -
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

Net Income Per Unit

Net Income Per Unit is computed as follows (in thousands, except per unit amounts):




                                               Three Months Ended         Six Months Ended
                                                   June 30                  June 30
                                               ------------------         ----------------
                                                1996       1995            1996      1995
                                               --------  --------         ------   -------
Net income as reported                         $ 3,352    $ 2,912         $ 5,627   $ 5,112
Less: 1% general partner's interest                (34)       (29)            (56)      (51)
                                               -------    -------         -------   -------
Net income applicable to units                 $ 3,318    $ 2,883         $ 5,571   $ 5,061
                                               =======    =======         =======   =======
Weighted average units outstanding              10,289     10,267          10,289    10,267

Net income per unit                            $  0.32    $  0.28         $  0.54   $  0.49

Weighted Average Units Outstanding

Weighted average units outstanding are computed as follows (in thousands):


                                               Three Months Ended         Six Months Ended
                                                   June 30                  June 30
                                               ------------------         ----------------
                                                1996       1995            1996      1995
                                               --------  --------         ------   -------
Weighted average units                          10,284     10,266          10,284    10,266

Weighted average  equivalent units                   5          1               5         1
                                               -------    -------         -------   -------
Weighted average units outstanding              10,289     10,267          10,289    10,267
                                               =======    =======         =======   =======

Contingencies

In March 1995, two former employees filed a lawsuit in the U.S. District Court for the District of North Dakota alleging sexual harassment and related claims. After a trial in July 1996, the court found for Perkins on all counts of one plaintiff and all counts except two of the second plaintiff. The court awarded damages against Perkins in the amount of $3,500 for the counts for which the court found for the plaintiff.

The Partnership is a party to various other legal proceedings in the ordinary course of business. At this time, management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a materially adverse effect on the Partnership's financial position or results of operations.

The Partnership has sponsored financing programs offered by certain lending institutions to help its franchisees procure funds for the construction of new franchised restaurants and to purchase and install the Perkins in-store bakery. The Partnership provides a limited guaranty of the funds borrowed. At June
30, 1996, there were approximately $1,265,000 in borrowings outstanding under these programs. The Partnership has guaranteed $1,050,000 of these borrowings which represents its minimum commitments. The Partnership does not anticipate its guaranties will exceed these minimums in the future.

The Partnership has entered into a separate agreement with one of the lending institutions to assist a franchisee in obtaining lease financing to install in-store bakeries in 28 existing restaurants operated by the franchisee. Pursuant to the agreement, the Partnership will provide a declining limited guaranty to the lender for payment of the franchisee's obligations between the lender and the fanchisee, not to exceed $1,350,000. The Partnership's current maximum liability if the maximum lease commitment is funded would be $945,000. At June 30, 1996, there were approximately $527,000 in borrowings outstanding under the program, of which the Partnership has guaranteed approximately $369,000.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three and six months ended June 30, consisted of the following (in thousands):

                                               Three Months Ended           Six Months Ended
                                                   June 30                     June 30
                                               ------------------         ------------------
                                                1996       1995            1996         1995
                                               --------  --------         ------      -------
(Increase) Decrease in:
  Receivables                                  $ 885      $ 222           $ 1,000      $ 665
  Inventories                                   (344)       (94)              447       (250)
  Prepaid expenses and
   other current assets                          (12)      (200)           (1,013)      (762)
  Other assets                                    80        250               218        250

Increase (Decrease) in:
  Accounts payable                               192      1,274                 -      1,031
  Accrued expenses                             1,463     (2,389)            1,760     (1,834)
  Other liabilities                             (662)       169               (19)       (53)
                                             -------     ------           -------      -----
                                             $ 1,602     $ (768)          $ 2,393     $ (953)
                                             =======     ======           =======     ======


The Partnership paid interest of $1,556,000 and $1,238,000 during the second quarters of 1996 and 1995, respectively, and $2,876,000 and $2,076,000 for the six months ended June 30, 1996, and 1995, respectively.

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

As of June 30, 1996, and December 31, 1995, the Partnership had deferred tax assets related to existing temporary differences that are projected to reverse after January 1, 1998. However, management believes that a conclusion as to the realizability of certain of those assets based upon current circumstances is highly subjective, and has therefore established valuation allowances as appropriate. Accordingly, no deferred provision for income taxes has been reflected in the accompanying financial statements.

The components of the Partnership's net deferred tax assets were as follows (in thousands):



                               June 30,      December 31,
                                 1996           1995
                              --------        --------
Depreciation                  $ (1,500)       $ (1,670)
Capitalized leases               1,280           1,240
Reserve, store dispositions        490             795
Other, net                         230             210
                              --------        --------
Total deferred tax assets          500             575
Valuation allowance               (500)           (575)
                              --------        --------
Net deferred tax assets       $      -        $      -
                              ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 1996

RESULTS OF OPERATIONS

Overview:

A summary of the Partnership's results for the second quarter and six months ended June 30 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues. Certain prior year amounts have been reclassified to conform to current year presentation.

                                               Three Months Ended           Six Months Ended
                                                   June 30                     June 30
                                               ------------------         ------------------
                                                1996       1995            1996         1995
                                               --------  --------         ------      -------
Revenues:
  Food sales                                   92.7 %     93.0  %         92.7 %       93.0 %
  Franchise revenues                            7.3        7.0             7.3          7.0
                                              -----      -----           -----        -----
Total revenues                                100.0      100.0           100.0        100.0
                                              -----      -----           -----        -----
Costs and expenses:
 Cost of sales:
   Food cost                                   26.5       27.2            26.9         27.0
   Labor and benefits                          31.9       32.3            31.8         32.3
   Operating expenses                          18.9       19.2            19.3         19.4
 General and administrative                     9.6        9.4             9.5          9.5
 Depreciation and amortization                  6.2        5.8             6.3          5.9
 Interest, net                                  2.0        1.9             2.1          1.9
 Benefit from litigation settlement               -       (0.3)              -         (0.2)
   Other, net                                  (0.4)      (0.3)           (0.5)        (0.1)
                                              -----      -----           -----        -----
Total costs and expenses                       94.7       95.2            95.4         95.7
                                              -----      -----           -----        -----
Net income                                      5.3 %      4.8 %           4.6 %        4.3 %
                                              =====      =====           =====        =====


Net income for the second quarter of 1996 was $3,352,000 or $.32 per limited partnership unit versus $2,912,000 or $.28 per unit for the same period in 1995. For the six months ended June 30, 1996, net income was $5,627,000 or $.54 per unit compared to $5,112,000 or $.49 per unit in the prior year.

Revenues:

Total revenues for the second quarter and first six months of 1996 increased approximately 4.4% and 4.9% respectively, over the same periods last year due primarily to higher restaurant food sales and increased sales from Foxtail Foods ("Foxtail"), the Partnership's manufacturing operation.

The addition of 7 new Partnership-operated restaurants since January 1, 1995, contributed $2,361,000 and $4,729,000 to the increases in restaurant food sales over the three and six months ended June 30, 1995. These increases were partially offset by decreases of approximately $1,231,000 and $2,307,000 attributable to four restaurants which have been closed or franchised over the past twelve months. Same store comparable sales increased 3.0% over the second quarter of 1995 due to an increase in comparable guest visits, selective menu price increases, and guest trends toward higher-priced entrees. Same store comparable sales increased approximately 2.0% over the first six months of 1995 due to selective menu price increases and guest trends toward higher-priced entrees.

Revenues from Foxtail increased 6.8% and 6.3% over the three and six months ended June 30, 1995 and constituted approximately 7.5% of the Partnership's revenues for both periods. The increase in Foxtail revenues can be primarily attributed to increased production at the division's pie plant as well as the popularity of in-store bakeries at franchised restaurants, to which Foxtail sells mixes, dough, and pies. Foxtail offers cookie dough, muffin batters, pancake mixes, pies and other food products to Partnership-operated and franchised restaurants through food service distributors in order to ensure consistency and availability of Perkins' proprietary products to each unit in the system. Additionally, Foxtail manufactures certain proprietary and non-proprietary products for sale to non-Perkins operations.

Franchise revenues, which consist primarily of franchise royalties and sales fees, increased 9.7% over the second quarter and approximately 10.2% over the first six months of 1995. These increases are due primarily to 23 new franchised restaurants that opened since June 30, 1995, partially offset by four franchised units that were closed.

Costs and expenses:

Food cost:
In terms of total revenues, food cost for the three months ended June 30, 1996, decreased .7 percentage points over the same period in 1995. Restaurant division food cost decreased significantly due to the decline in the costs of certain key commodities, reduced discounting and selective menu price increases. Foxtail food cost also declined due to pie plant efficiencies, offset by raw material cost increases.

Food cost for the six months ended June 30, decreased .2 percentage points due to the positive impact of second quarter food cost offset by first quarter increases due to higher cost promotional items in the restaurants and raw material costs of Foxtail.

The Partnership expects raw material cost pressures at Foxtail to continue for the remainder of 1996 and also anticipates, specifically, that the current high level of dairy and grain prices will continue to put pressure on food cost margins in the restaurant division and at Foxtail for the remainder of the year.

Foxtail, functioning as a manufacturing operation, typically has higher food cost as a percent of revenue than the Partnership's restaurants. Although the restaurants provide the majority of the Partnership's revenue, as Foxtail becomes a more significant source of revenues to the Partnership, management expects total food cost to increase as a percent of revenue.

Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, decreased .4 and
 .5 percentage points, respectively, for the three and six months ended June 30, 1996, due primarily to improved productivity in the Partnership's restaurants. Labor and benefits expense for Foxtail, in terms of total Foxtail revenues, improved slightly from 1995 levels due to greater productivity and improved efficiencies in its pie manufacturing facility. As a percent of revenue generated, Foxtail labor and benefit charges are significantly lower than the Partnership's restaurants. As Foxtail becomes a more significant component of the Partnership's total operations, labor and benefits expense, expressed as a percent of total revenues, should decrease.

The wage rate of the Partnership's hourly employees are impacted by Federal and state minimum wage laws. The current proposal approved by Congress for raising the Federal minimum wage will have a material impact on the Partnership's labor costs. In the past, the Partnership has been able to offset increases in labor costs through selective menu price increases and improvements in productivity. The Partnership anticipates that it can offset the majority of the current increase through selective menu price increases. However, there is no guarantee that future increases can be mitigated through raising menu prices.

Operating expenses:
Operating expenses for the second quarter and first six months of 1996, decreased as a percentage of total revenues. These decreases were primarily attributable to management's emphasis on controlling restaurant supply costs through changes in certain purchasing programs over the past year.

General and administrative:
General and administrative expenses, in terms of total revenues, remained constant for the six months ended June 30, 1996. Increases in incentive compensation costs were offset by decreases in costs due to the reduction of new Partnership-operated restaurant development from 1995 levels. General and administrative expenses increased .2 percent for the three months ended June 30 primarily due to increases in incentive compensation costs.

Depreciation and amortization:
Depreciation and amortization for the three and six months ended June 30, 1996, increased 10.7% and 12.4%, respectively, over the same periods last year due primarily to the addition of new Partnership-operated restaurants as well as refurbishments made to upgrade existing restaurants.

Interest:
Borrowings used for unit expansion and restaurant upgrades caused interest expense for the second quarter and first six months of 1996 to exceed 1995 levels by 8.6% and 13.0%, respectively. This increase in interest expense was partially offset by a decrease in interest expense associated with capital lease obligations.

Other, net:
Other, net increased approximately $43,000 and $145,000 in the second quarter and first six months of 1996 compared to the same period last year due primarily to rental income on four restaurant properties which were leased to franchisees in late 1995 and 1996. Depreciation expense associated with these four properties totaling $87,000 and $189,000 is included in depreciation and amortization expense.

CAPITAL RESOURCES AND LIQUIDITY

Principal uses of cash during the second quarter and first six months ended June 30, 1996, were distributions paid to Unitholders, capital expenditures, and a net reduction in long-term debt. Capital expenditures consisted primarily of building and equipment purchases for new Partnership-operated units and remodels to existing restaurants. Remodels and unit upgrades constituted approximately 55% of the capital expenditures during the first six months of 1996. The Partnership's primary source of funding was cash provided by operations.

The Partnership maintains a $40,000,000 revolving line of credit facility and a $10,000,000 term loan agreement with three banks. The revolving line of credit contains a $6,000,000 sublimit for letters of credit and expires on June 30, 1997, at which time all amounts outstanding become payable. As of June 30, 1996, $16,700,000 in borrowings and approximately $2,598,000 in letters of credit were outstanding under the line of credit facility. The $16,700,000 in borrowings under the line of credit are classified as a current liability as of June 30, 1996. However, the Partnership is currently negotiating an extension of the line past June 30, 1997, and believes this extension will be granted. The borrowings under the term loan agreement are due in quarterly installments through June 30, 1998. As of June 30, 1996, $6,000,000 was outstanding under this agreement.

During the fourth quarter of 1995, the Partnership issued $20,000,000 of 7.19% Unsecured Senior Notes due December 13, 2005, to an insurance company. The proceeds were used to repay outstanding borrowings under the Partnership's revolving line of credit. Principal payments on these notes begin December 13, 1997. The note agreement also provides for a $15,000,000 Private Shelf Note Facility which expires December 13, 1997.

As is typical in the restaurant industry, the Partnership ordinarily operates with a working capital deficit since the majority of its sales are for cash, while credit is received from its suppliers. Therefore, operating with a working capital deficit does not impair the Partnership's short-term liquidity. At June 30, 1996, this deficit amounted to $32,762,000, which was primarily the result of utilizing available cash for capital expenditures and distributions to Unitholders. The significant increase in the deficit as of June 30, 1996, is due to the classification of the revolving line of credit as a short term liability.

                          PART II - OTHER INFORMATION

                           Item 1. Legal Proceedings

In March 1995, Sally Schulz and Leah Schulz, former employees, filed a lawsuit in the U.S. District Court for the District of North Dakota alleging sexual harassment and related claims. After a trial in July 1996, the court found for Perkins on all counts of Leah Schulz. The court also found for Perkins on all counts of Sally Schulz except two, for which the court awarded damages against Perkins of $3,500.

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


                                   PERKINS FAMILY RESTAURANTS, L.P.
                                   BY: PERKINS MANAGEMENT COMPANY, INC.,
                                               GENERAL PARTNER


DATE:  August 13, 1996             BY: /s/ Michael P. Donahoe
       ---------------                -------------------------------
                                   Michael P. Donahoe
                                   Vice President, Controller
                                   (Chief Accounting Officer)

                                 Exhibit Index



Exhibit No.        Description

   10.0 Amendment No. 2 to Amended and Restated Revolving Credit and Term Loan Agreement dated March 31, 1996 among Perkins Restaurants Operating Company, L.P., Perkins Family Restaurants, L.P., The First National Bank of Boston, The Bank of Tokyo, Ltd., and First American National Bank.



    27             Financial Data Schedule (for SEC use only)