Form 10-Q
period 1996-09-30
PERKINS FAMILY RESTAURANTS LP
filed 1996-11-12
CIK 797460

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

(MARK ONE)


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996
                                ------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------

Commission file number   1-9214
                         ------


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
                      (In Thousands, Except Per Unit Data)


                                           Three Months Ended        Nine Months Ended
                                              September 30             September 30
                                           --------   --------       --------   --------
                                            1996        1995           1996      1995
                                           --------   --------       --------   --------
REVENUES:
 Food sales                                $ 61,330   $ 61,555       $175,792   $171,116
 Franchise revenues                           4,887      4,779         13,914     12,974
                                           --------   --------       --------   --------
Total Revenues                               66,217     66,334        189,706    184,090
                                           --------   --------       --------   --------
COSTS AND EXPENSES:
Cost of Sales:
 Food cost                                   18,061     17,667         51,247     49,492
 Labor and benefits                          20,013     20,931         59,290     58,970
 Operating expenses                          12,351     12,667         36,147     35,547
General and administrative                    5,914      5,604         17,655     16,837
Depreciation and amortization                 4,001      3,688         11,748     10,581
Interest, net                                 1,271      1,267          3,841      3,541
Loss on/Provision for disposition of assets       -        498              -        518
Benefit from litigation settlement                -          -              -       (190)
Other, net                                     (266)      (188)          (721)      (518)
                                           --------   --------       --------   --------
Total Costs and Expenses                     61,345     62,134        179,207    174,778
                                           --------   --------       --------   --------
NET INCOME                                 $  4,872   $  4,200       $ 10,499   $  9,312
                                           ========   ========       ========   ========
WEIGHTED AVERAGE UNITS OUTSTANDING           10,289     10,267         10,289     10,267
NET INCOME PER UNIT                        $   0.47    $  0.40       $   1.01   $   0.90
CASH DISTRIBUTION DECLARED PER UNIT        $  0.325    $ 0.325       $  0.975   $  0.975

   The accompanying notes are an integral part of these financial statements.

                       PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                                  (Unaudited)
                      (In Thousands, Except Unit Amounts)


                                               September 30,           December 31,
                                                   1996                    1995
                                               -------------           ------------
                 ASSETS
CURRENT ASSETS:
Cash and cash equivalents                       $      338             $    1,825
Receivables, less allowance for
 doubtful accounts of $418 and $481                  6,173                  8,683
Inventories, at the lower of first-
 in, first-out cost or market                        4,119                  4,318
Prepaid expenses and other current assets            1,848                  1,505
                                                ----------             ----------
                 Total current assets               12,478                 16,331
                                                ----------             ----------
PROPERTY AND EQUIPMENT, at cost, net of
 accumulated depreciation and amortization         116,313                117,435
NOTES RECEIVABLE, less allowance for
 doubtful accounts of $10 and $14                      846                  1,883
INTANGIBLE AND OTHER ASSETS, net of
 accumulated amortization of $25,551
 and $25,259                                        25,311                 26,180
                                                ----------             ----------
                                                $  154,948             $  161,829
                                                ==========             ==========


      The accompanying notes are an integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                                  (Unaudited)
                      (In Thousands, Except Unit Amounts)


                                                 September 30,           December 31,
                                                     1996                    1995
                                                 -------------           ------------
        LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
 Current maturities of long-term debt             $   16,600             $    3,575
 Current maturities of capital lease obligations       1,814                  1,984
 Accounts payable                                      7,800                  7,525
 Accrued expenses                                     12,831                 13,099
 Distributions payable                                 3,475                  3,475
                                                  ----------             ----------
                     Total current liabilities        42,520                 29,658
                                                  ----------             ----------
CAPITAL LEASE OBLIGATIONS, less
 current maturities                                    8,949                  8,810
LONG-TERM DEBT, less current maturities               36,800                 57,850
OTHER LIABILITIES                                      4,821                  4,415
PARTNERS' CAPITAL:
General partner                                          619                    611
Limited partners (10,483,490 and 10,481,370 Units
 issued and outstanding)                              63,521                 63,373
Deferred compensation related to restricted Units     (2,282)                (2,888)
                                                  ----------             ----------
                     Total partners' capital          61,858                 61,096
                                                  ----------             ----------
                                                  $  154,948             $  161,829
                                                  ==========             ==========

     The accompanying notes are an integral part of these balance sheets.

                       PERKINS FAMILY RESTAURANTS, L.P.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                       Three Months Ended             Nine Months Ended
                                                          September 30                  September 30
                                                        -----------------             -----------------
                                                         1996      1995                1996      1995
                                                        -------   -------             -------   -------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                                              $ 4,872   $ 4,200             $10,499   $ 9,312
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                           4,001     3,688              11,748    10,581
  Benefit from litigation settlement                          -         -                   -      (190)
  Other noncash income and expense items                    448       316               1,467     1,207
  (Gain)/Loss on disposition of assets                        -       498                 (23)      518
  Changes in other operating assets and liabilities        (527)     (205)              1,866    (1,158)
                                                        -------   -------             -------   -------
   Total adjustments                                      3,922     4,297              15,058    10,958
                                                        -------   -------             -------   -------
Net cash provided by operating activities                 8,794     8,497              25,557    20,270
                                                        -------   -------             -------   -------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Cash paid for property and equipment                     (2,277)   (4,644)             (9,282)  (20,943)
Proceeds from sales of property and equipment               190       739                 573       854
Payments on notes receivable                                 84       231               1,671       555
                                                        -------   -------             -------   -------
Net cash used in investing activities                    (2,003)   (3,674)             (7,038)  (19,534)
                                                        -------   -------             -------   -------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from long-term debt                                  -     7,800              13,550    30,200
Payments on long-term debt                               (4,700)   (7,175)            (21,575)  (19,200)
Principal payments under capital lease obligations         (512)     (498)             (1,553)   (1,466)
Distributions to partners                                (3,475)   (3,478)            (10,428)  (10,391)
                                                        -------   -------             -------   -------
Net cash used in financing activities                    (8,687)   (3,351)            (20,006)     (857)
                                                        -------   -------             -------   -------
Net increase (decrease) in cash and cash equivalents     (1,896)    1,472              (1,487)     (121)
                                                        -------   -------             -------   -------
CASH AND CASH EQUIVALENTS:
Balance, beginning of period                              2,234         -               1,825     1,593
                                                        -------   -------             -------   -------
Balance, end of period                                  $   338   $ 1,472             $   338   $ 1,472
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

Net Income Per Unit

Net Income Per Unit is computed as follows (in thousands, except per unit amounts):




                                           Three Months Ended          Nine Months Ended
                                              September 30               September 30
                                          ---------------------       --------------------
                                           1996          1995          1996          1995
                                          -------       -------       -------      -------
Net income as reported                    $ 4,872       $ 4,200       $10,499      $ 9,312
Less: 1% general partner's interest           (49)          (42)         (105)         (93)
                                          -------       -------       -------      -------
Net income applicable to units            $ 4,823       $ 4,158       $10,394      $ 9,219
                                          =======       =======       =======      =======
Weighted average units outstanding         10,289        10,267        10,289       10,267
Net income per unit                       $  0.47       $  0.40       $  1.01      $  0.90

Weighted Average Units Outstanding

Weighted average units outstanding are computed as follows (in thousands):

                                           Three Months Ended          Nine Months Ended
                                              September 30               September 30
                                          ---------------------       --------------------
                                           1996          1995          1996          1995
                                          -------       -------       -------      -------
Weighted average units                     10,284        10,265        10,284       10,265
Weighted average equivalent units               5             2             5            2
                                          -------       -------       -------      -------
Weighted average units outstanding         10,289        10,267        10,289       10,267
                                          =======       =======       =======      =======

Contingencies

The Partnership is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a materially adverse effect on the Partnership's financial position or results of operations.

The Partnership has sponsored financing programs offered by certain lending institutions to help its franchisees procure funds for the construction of new franchised restaurants and to purchase and install the Perkins in-store bakery. The Partnership provides a limited guaranty of the funds borrowed. At September 30, 1996, there were approximately $1,183,000 in borrowings outstanding under these programs. The Partnership has guaranteed $1,029,000 of these borrowings which represents its minimum commitments. The Partnership does not anticipate its guaranties will exceed these minimums in the future.

The Partnership has entered into a separate agreement with one of the lending institutions to assist a franchisee in obtaining lease financing to install in-store bakeries in 28 existing restaurants operated by the franchisee. Pursuant to the agreement, the Partnership will provide a declining limited guaranty to the lender for payment of the franchisee's obligations between the lender and the franchisee. The Partnership's current maximum liability if the maximum lease commitment is funded would be $945,000. At September 30, 1996, there were approximately $517,000 in borrowings outstanding under the program, of which the Partnership has guaranteed approximately $362,000.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three and nine months ended September 30, consisted of the following (in thousands):


                                  Three Months Ended             Nine Months Ended
                                    September 30,                  September 30,
                                  ------------------            -----------------
                                   1996       1995               1996      1995
                                  -------    -------            -------   -------
(Increase) Decrease in:
  Receivables                     $   774    $(1,104)           $ 1,774   $  (439)
  Inventories                        (248)       223                199       (27)
  Prepaid expenses and
   other current assets                86       (207)              (926)     (969)
  Other assets                         32         24                250       274
Increase (Decrease) in:
  Accounts payable                    274       (785)               274       246
  Accrued expenses                 (1,870)     1,157               (111)     (677)
  Other liabilities                   425        487                406       434
                                  -------    -------            -------   -------
                                  $  (527)   $  (205)           $ 1,866   $(1,158)
                                  -------    -------            -------   -------

The Partnership paid interest of $1,303,000 and $1,468,000 during the third quarters of 1996 and 1995, respectively, and $4,179,000 and $3,544,000 for the nine months ended September 30, 1996 and 1995, respectively.

Federal Income Taxation

In 1987, tax legislation was enacted which will have the effect of taxing publicly traded limited partnerships, such as the Partnership, as corporations for tax years beginning after 1997.

In 1993, the Partnership recognized the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the Partnership to recognize deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the carrying amounts and the tax bases of assets and liabilities that are projected to reverse after January 1, 1998, the date after which the Partnership will become a taxable entity.

As of September 30, 1996, and December 31, 1995, the Partnership had deferred tax assets related to existing temporary differences that are projected to reverse after January 1, 1998. However, management believes that a conclusion as to the realizability of certain of those assets based upon current circumstances is highly subjective, and has therefore established valuation allowances as appropriate. Accordingly, no deferred provision for income taxes has been reflected in the accompanying financial statements.

The components of the Partnership's net deferred tax assets were as follows (in thousands):



                                           September 30,       December 31,
                                               1996               1995
                                           -------------       ------------
Depreciation                                 $(1,445)            $(1,670)
Capitalized leases                             1,303               1,240
Reserve, store dispositions                      372                 795
Other, net                                       230                 210
                                             -------             -------
Total deferred tax assets                        460                 575
Valuation allowance                             (460)               (575)
                                             -------             -------
Net deferred tax assets                      $     -             $     -
                                             =======             =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 1996

RESULTS OF OPERATIONS

Overview:

A summary of the Partnership's results for the third quarter and nine months ended September 30 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues. Certain prior year amounts have been reclassified to conform to current year presentation.


                                                 Three Months Ended                   Nine Months Ended
                                                    September 30                         September 30
                                                 ------------------                   ------------------
                                                 1996         1995                    1996         1995
                                                 -----        -----                   -----        -----
Revenues:
 Food sales                                       92.6%        92.8%                   92.7%        93.0%
 Franchise revenues                                7.4          7.2                     7.3          7.0
                                                 -----        -----                   -----        -----
Total Revenues                                   100.0        100.0                   100.0        100.0
                                                 -----        -----                   -----        -----
Costs and Expenses:
 Cost of sales:
  Food cost                                       27.3         26.6                    27.0         26.9
  Labor and benefits                              30.2         31.6                    31.3         32.0
  Operating expenses                              18.7         19.1                    19.1         19.3
General and administrative                         8.9          8.4                     9.3          9.1
Depreciation and amortization                      6.0          5.6                     6.2          5.7
Interest, net                                      1.9          1.9                     2.0          1.9
Loss on / Provision for disposition of assets        -          0.8                       -          0.3
Benefit from litigation settlement                   -            -                       -         (0.1)
Other, net                                        (0.4)        (0.3)                   (0.4)        (0.2)
                                                 -----        -----                   -----        -----
Total Costs and Expenses                          92.6         93.7                    94.5         94.9
                                                 -----        -----                   -----        -----
Net Income                                         7.4%         6.3%                    5.5%         5.1%
                                                 =====        =====                   ======       =====

Net income for the third quarter of 1996 was $4,872,000 or $.47 per limited partnership unit versus $4,200,000 or $.40 per unit for the same period in 1995. For the nine months ended September 30, 1996, net income was $10,499,000 or $1.01 per unit compared to $9,312,000 or $.90 per unit in the prior year.

Revenues:

Total revenues for the third quarter of 1996 declined $117,000, or 0.2%, compared with the same quarter last year. The decrease in third quarter revenues was primarily attributable to a net decline in restaurant food sales due to the sale of four restaurants to franchisees and the closing of seven underperforming restaurants in the past twelve months. This decrease was offset by the addition of new Partnership-operated restaurants and increased sales from existing restaurants.

Total revenues for the first nine months of 1996 increased $5,616,000, or 3.1%, compared with the same period in 1995 due primarily to higher restaurant food sales, increased sales from Foxtail Foods ("Foxtail"), the Partnership's manufacturing operation, and higher franchise revenues.

The addition of eleven new Partnership-operated restaurants since January 1, 1995, contributed $1,533,000 and $6,262,000 to the increases in restaurant food sales over the three and nine months ended September 30, 1995. Same store comparable sales increased 2.4% and 2.1% over the third quarter and first nine months of 1995, respectively. This improvement is primarily the result of an effort to focus on marketing promotions which attract guests through new product offerings at regular menu prices rather than discounting existing menu items. Increases in comparable guest visits and selective menu prices also contributed to this sales growth. These comparable stores accounted for revenue increases of $764,000 for the third quarter and $3,917,000 for the nine months. These increases were offset by decreases of approximately $2,762,000 and $6,321,000 attributable to the eleven restaurants which have been closed or franchised over the past twelve months.

Revenues from Foxtail increased 4.3% and 5.7% over the three and nine months ended September 30, 1995 and constituted approximately 8.9% and 8.1% of the Partnership's revenues for those periods. The increase in Foxtail revenues can be primarily attributed to increased production at the division's pie plant as well as continued sales growth from in-store bakeries at franchised restaurants. Foxtail offers cookie dough, muffin batters, pancake mixes, pies and other food products to Partnership-operated and franchised restaurants through food service distributors in order to ensure consistency and availability of Perkins' proprietary products to each unit in the system. Additionally, Foxtail manufactures certain proprietary and non-proprietary products for sale to non-Perkins operations.

Franchise revenues, which consist primarily of franchise royalties and sales fees, increased 2.3% over the third quarter and approximately 7.2% over the first nine months of 1995. These increases are due to nineteen new franchised restaurants that opened since September 30, 1995, partially offset by five franchised units that were closed.

Costs and expenses:

Food cost:
In terms of total revenues, food cost for the three months ended September 30, 1996, increased 0.7 percentage points over the same period in 1995. Restaurant division food cost increased only slightly due to a reduction in discounted price promotions that offset increases in the costs of certain key commodities. Foxtail food cost increased 4.4 percentage points due primarily to raw material cost increases and aggressive price competition on non-Perkins products.

Food cost for the nine months ended September 30 increased 0.1 percentage points over the same period last year. Increases in Foxtail food costs due to raw material cost increases and price competition were offset by a net decline in key restaurant division commodity costs and a reduction in discounted price promotions.

The Partnership expects raw material cost pressures at Foxtail to continue for the remainder of 1996 and also anticipates that the current high level of dairy and pork prices will put pressure on food cost margins in the restaurant division for the remainder of the year.

Foxtail, functioning as a manufacturing operation, typically has higher food cost as a percent of revenue than the Partnership's restaurants. Although the restaurants provide the majority of the Partnership's revenue, management expects total food cost to increase as a percent of revenue as Foxtail becomes a more significant source of revenues to the Partnership.


Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, decreased 1.3 and 0.8 percentage points, respectively, for the three and nine months ended September 30, 1996, primarily due to improved productivity in the Partnership's restaurants. These expenses also benefited from reduced claims costs associated with the Partnership's group health and workers compensation programs. Labor and benefits expense for Foxtail, in terms of total Foxtail revenues, also improved significantly from 1995 levels due to greater productivity and improved efficiencies in its pie manufacturing facility. As a percent of revenue, Foxtail labor and benefit charges are significantly lower than the Partnership's restaurants. As Foxtail becomes a more significant component of the Partnership's total operations, labor and benefits expense, expressed as a percent of total revenues, should decrease.

The wage rates of the Partnership's hourly employees are impacted by Federal and state minimum wage laws. The recent legislation raising the Federal minimum wage is expected to have a material impact on the Partnership's labor costs. In the past, the Partnership has been able to offset increases in labor costs through selective menu price increases and improvements in productivity. The Partnership anticipates that it can offset the majority of the current increase through selective menu price increases. However, there is no guarantee that future wage increases can be mitigated through raising menu prices.

Operating expenses:
Operating expenses for the third quarter and first nine months of 1996 decreased as a percentage of total revenues. These decreases were primarily attributable to management's emphasis on controlling operating costs in both the restaurant and Foxtail divisions.

General and administrative:
General and administrative expenses, as a percentage of total revenues, increased 0.5 and 0.2 percentage points for the third quarter and nine months ended September 30, 1996, respectively. These increases are primarily the result of increased incentive compensation costs. Costs associated with enhanced administrative support for Foxtail also contributed to the increase for the nine months.

Depreciation and amortization:
Depreciation and amortization for the three and nine months ended September 30, 1996, increased 8.5% and 11.0%, respectively, over the same periods last year due primarily to refurbishments made to upgrade existing restaurants and the addition of new Partnership-operated restaurants.

Interest, net:
Borrowings used for unit expansion and restaurant upgrades caused interest expense for the first nine months of 1996 to exceed 1995 levels by 8.5%. This increase was partially offset by a decrease in interest expense associated with capital lease obligations. Interest expense for the third quarter did not increase significantly due to a reduction in incremental borrowings to fund new restaurant development and improved cash flows for the first nine months of the year.

Other, net:
Other income increased approximately $78,000 and $203,000 in the third quarter and first nine months of 1996 compared to the same periods last year due primarily to rental income on four restaurant properties which were leased to franchisees in late 1995 and 1996 and one property leased to another restaurant
chain in 1996.    Depreciation expense associated with these five properties totaling $117,000 and $278,000 for the third quarter and first nine months, respectively, is included in depreciation and amortization expense.



CAPITAL RESOURCES AND LIQUIDITY

Principal uses of cash during the third quarter and first nine months ended September 30, 1996, were distributions paid to Unitholders, capital expenditures, and a net reduction in long-term debt. Capital expenditures consisted primarily of remodels and refurbishments to existing restaurants and building and equipment purchases for new Partnership-operated restaurants. The Partnership's primary source of funding was cash provided by operations.

The Partnership maintains a $40,000,000 revolving line of credit facility and a $10,000,000 term loan agreement with three banks. The revolving line of credit contains a $6,000,000 sublimit for letters of credit and expires on June 30, 1997, at which time all amounts outstanding become payable. As of September 30, 1996, $13,000,000 in borrowings and approximately $2,937,000 in letters of credit were outstanding under the line of credit facility. The borrowings under the term loan agreement are due in quarterly installments through June 30, 1998. As of September 30, 1996, $5,400,000 was outstanding under this agreement.

The $13,000,000 in borrowings under the line of credit are classified as a current liability as of September 30, 1996. The Partnership believes that an extension of this line will be granted or that it can refinance the line of credit through other sources.

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

As is typical in the restaurant industry, the Partnership ordinarily operates with a working capital deficit since the majority of its sales are for cash, while credit is received from its suppliers. Therefore, operating with a working capital deficit does not impair the Partnership's short-term liquidity. At September 30, 1996, this deficit amounted to $30,042,000, which was primarily the result of utilizing available cash for capital expenditures and distributions to Unitholders. The significant increase in the deficit since December 31, 1995, is due to the classification of the revolving line of credit as a current liability.

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


                                           PERKINS FAMILY RESTAURANTS, L.P.
                                           BY: PERKINS MANAGEMENT COMPANY, INC.,
                                                       GENERAL PARTNER


DATE:  November 12, 1996                   BY: /s/ Steven R. McClellan
       -----------------                       -----------------------
                                               Steven R. McClellan
                                               Chief Financial Officer


                                           BY: /s/ Michael P. Donahoe
                                               --------------------------
                                               Michael P. Donahoe
                                               Vice President, Controller
                                               (Chief Accounting Officer)

                                 Exhibit Index


Exhibit No.                    Description
-----------                    -----------
    27          Financial Data Schedule (for SEC use only)