Form 10-K
period 1996-12-31
PERKINS FAMILY RESTAURANTS LP
filed 1997-03-28
CIK 797460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
                          EFFECTIVE OCTOBER 7, 1996]

                        For the transition period from to

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

      Title of each class                           Name of each exchange
                                                    on which registered
      Depositary Units Representing Limited
      Partnership Interests in the Registrant       New York Stock Exchange

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --   --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Depositary Units held by non-affiliates is $74,656,134 based upon the closing price of $14.125 as reported on the New York Stock Exchange Composite Tape on March 3, 1997. As of March 3, 1997 there were 10,477,995 Depositary Units outstanding.

                                     PART I
ITEM 1.  BUSINESS.

GENERAL. The operations of Perkins Family Restaurants, L.P. ("Perkins" or "Partnership"), a Delaware limited partnership are conducted through Perkins Restaurants Operating Company, L.P. ("PROC"), a Delaware limited partnership. Perkins is the sole limited partner of PROC. Perkins Management Company, Inc. ("PMC"), a wholly owned subsidiary of Perkins Restaurants, Inc. ("PRI"), a wholly owned subsidiary of The Restaurant Company ("TRC"), formerly known as Tennessee Restaurant Company, is the sole general partner of Perkins and PROC. PMC owns a 1% general partner's interest in each partnership. The sole business of PMC is to act as the general partner of Perkins and PROC. The principal shareholders of TRC are Donald N. Smith, PMC's Chairman and Chief Executive Officer, Harrah's Entertainment, Inc., and The Equitable Life Assurance Society of the United States. The principal shareholders of TRC also control approximately 42% of the common stock of Friendly Ice Cream Corporation ("FICC"), which owns and operates approximately 707 restaurants, located primarily in the northeastern United States. Mr. Smith is also Chairman and Chief Executive Officer of FICC. Unless the context otherwise requires, all references to Perkins with respect to the ownership and operation of its business also include references to PMC and PROC.

OPERATIONS. Perkins owns and franchises family-style restaurants which serve a wide variety of high quality, moderately-priced breakfast, lunch and dinner entrees. Perkins Family Restaurants provide table service, and many are open 24 hours a day (except Christmas day and certain late night hours in selected markets), seven days a week. As of December 31, 1996, entrees served in restaurants operated by Perkins ("Partnership-operated restaurants") ranged in price from $2.99 to $8.99 for breakfast, $4.29 to $8.99 for lunch and $5.99 to $8.99 for dinner. On December 31, 1996, there were 465 restaurants in the Perkins' system, of which 134 were Partnership-operated restaurants, 330 were franchised restaurants, and one was a stand-alone franchised bakery. Both the Partnership-operated restaurants and franchised restaurants operate under the name "Perkins Family Restaurant," "Perkins Family Restaurant and Bakery," "Perkins Restaurant," "Perkins Cafe and Bakery" or "Perkins Bakery" and the mark "Perkins." The Partnership-operated restaurants and franchised restaurants are located in 32 states with the largest number in Minnesota, Ohio, New York, Pennsylvania and Florida. Perkins has twelve franchised restaurants in Canada.

Perkins offers its guests a "core menu" consisting of certain required menu offerings that each Partnership-operated and franchised restaurant must offer. Additional items are offered to meet regional and local tastes. All menu items at franchised restaurants must be approved by Perkins. Menu offerings continually evolve to meet changing consumer tastes. In addition, Perkins employs television, radio, outdoor and print advertisements designed to convey a contemporary image for the Perkins Family Restaurant concept. Perkins has also installed a computerized labor scheduling and administrative system called PRISM in all Partnership-operated restaurants for the purpose of improving Perkins' operating efficiency. PRISM is also made available to franchisees.

Perkins also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to its Partnership-operated and franchised restaurants and bakery and food service distributors through Foxtail Foods, Perkins' manufacturing division. During 1996, sales of products from this division constituted approximately 8.5% of total revenues.

Franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years, and pursuant to which a royalty fee (usually 4% of gross sales) and an advertising contribution (typically 3% of gross sales) are paid. New franchisees currently pay a non-refundable license fee of $35,000. Franchisees opening their third and subsequent restaurants pay a license fee of $25,000. License agreements are typically terminable by franchisees on 12 to 15 months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights. During 1996, franchised restaurants paid average annual royalties in the amount of approximately $55,200. During each of the five years ending December 31, 2001, eighteen, fifteen, twenty, twelve and fourteen license agreements have terms which will expire. Franchisees typically apply for and receive new license agreements.

Perkins has sponsored financing programs offered by certain lending institutions to help its franchisees procure funds for the construction of new franchised restaurants and to purchase and install in-store bakeries in existing restaurants. Perkins provides a limited guaranty of the funds borrowed. At December 31,1996 there were approximately $2,746,000 in borrowings outstanding under these programs. Perkins has guaranteed $965,000 of these borrowings which represents its minimum commitments under these programs. Perkins does not anticipate its guarantees will exceed these minimums in the future.

During 1995, Perkins entered into a separate agreement with one of its lending institutions to assist a franchisee in obtaining lease financing to install in-store bakeries in 28 existing restaurants operated by the franchisee. Pursuant to the agreement, Perkins will provide a declining limited guaranty to the lender for payment of the franchisee's obligations between the lender and the franchisee, not to exceed $1,350,000. Perkins current maximum liability if the maximum lease commitment is funded would be $945,000. At December 31, 1996, there were approximately $547,000 in borrowings outstanding under the program, of which Perkins has guaranteed approximately $383,000.

DESIGN DEVELOPMENT. Upgrading existing restaurants to meet contemporary design standards was a key focus in 1996, with 26 Partnership-operated stores remodeled during the year. Improvements feature distinctive interior and exterior designs that enhance operating efficiencies and have been well-received by guests. By year-end 1996, nearly 85 percent of Partnership-operated restaurants had been remodeled.

To promote a consistent contemporary image throughout the Perkins system, Perkins has encouraged its franchise operators to remodel their stores. Twenty franchise units were upgraded in 1996 and approximately 75 additional remodels are expected in 1997.

SYSTEM DEVELOPMENT. Perkins opened three new Partnership-operated full-service restaurants in 1996 in Rosemont, FL, Urbana, IL, and Edmond, OK. Nineteen new franchised Perkins restaurants opened during the year and nine new franchise owners joined the system.

Three of the new franchised stores were in non-traditional locations. These include Knoxville, TN, and Breezewood, PA, both of which are located in travel plazas off major interstate highways. The Perkins Family Restaurant in Ocoee, FL, is located in a Holiday Inn hotel. These stores have separate entrances and are capable of drawing business without the host facility.

In 1996, Perkins continued refinement of its Perkins Cafe and Bakery (formerly Perkins Express and Bakery) and Perkins Bakery concepts. Both concepts are designed for walk-up traffic and will be located in places where Perkins' traditional full-service restaurants cannot be built, such as malls, airports, universities and hospitals.

Perkins Cafe and Bakery offers a streamlined menu of Perkins' signature items in a quick-service format. Perkins Bakery is a stand-alone bakery featuring Perkins' popular fresh baked products. Perkins Cafe and Bakery units currently are open in the University Mall in Tampa, FL and the Wolfchase Galleria in Memphis, TN. A franchised Perkins Cafe and Bakery is under construction in Salt Lake City, UT. This restaurant is a 2,000 square foot free-standing facility incorporated into a motel development. Additional development and testing of the alternative concept restaurants are anticipated in 1997.

RESEARCH AND DEVELOPMENT. Each year, Perkins develops and tests a wide variety of products with potential to enhance variety and appeal of its menu. In addition to evaluations conducted in the Company's 3,000 sq. ft. test kitchen in Memphis, new products undergo field operations and market testing to determine acceptance. While this effort is an integral part of Perkins overall operations, it was not a material expense in 1996.

In addition, no material amounts were spent to conduct consumer research in 1996.

SIGNIFICANT FRANCHISEES. As of December 31, 1996, three franchisees, otherwise unaffiliated with Perkins, owned 94 of the 331 restaurants and bakeries franchised by Perkins. The respective distribution of restaurants operated by such franchisees is: 42 restaurants primarily in upstate New York; 30 restaurants in Pennsylvania, Ohio and New York; and 22 restaurants in Ohio and Kentucky. During 1996, Perkins received net royalties and license fees of approximately $1,505,000, $1,955,000 and $1,033,000, respectively, from these franchisees.

ROYALTY ARRANGEMENTS. Perkins' predecessors entered into arrangements under which specified payments are to be made by Perkins based upon a percentage of gross sales from certain restaurants and specified amounts are to be paid for each restaurant opened within certain geographic regions. During 1996, Perkins paid an aggregate of $3,177,000 under such arrangements.

Perkins is engaged in a legal action to terminate or modify one such agreement. Pending judicial resolution of the proceeding, Perkins is currently paying the amount specified under the agreement into a court supervised interest bearing account. Payments in 1996 related to this agreement were $1,004,000, of which $751,000 was related to 1996 with the balance relating to 1995.

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

WORKING CAPITAL. Perkins does not maintain significant levels of working capital because its revenues are primarily derived from cash sales while restaurant inventories are purchased on credit and rapidly converted to cash.

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

EMPLOYEES. As of March 3, 1997, Perkins employed approximately 9,200 persons, of whom approximately 290 were administrative and manufacturing personnel and the balance were restaurant personnel. Approximately 71% of the restaurant personnel are part-time employees. Perkins competes in the job market for qualified restaurant management and operational employees. Perkins maintains ongoing restaurant management training programs and has on its staff full-time restaurant training managers and a training director. Perkins believes that its restaurant management compensation and benefits package compares favorably with those offered by its competitors. None of Perkins' employees are represented by a union.

REGULATION. Perkins is subject to various Federal, state and local laws affecting its business. Restaurants generally are required to comply with a variety of regulatory provisions relating to zoning of restaurant sites, sanitation, health and safety. No material amounts have been or are expected to be expensed to comply with environmental protection regulations.

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

FEDERAL INCOME TAXATION. Under the Partnership's current form of taxation, the distributions paid by the Partnership are not taxable to its partners. Instead, each partner must pay tax on his allocable share of the Partnership's net income. Beginning January 1, 1998 the Partnership will be taxed as a corporation. Under corporate tax principles, the Partnership must itself pay taxes on its income. Had the Partnership been taxed as a corporation in 1996, Perkins would have paid Federal and state corporate income taxes of approximately $5,500,000. Cash distributions, if any, are taxed in the year in which received by the stockholder. Thus, had the Partnership been taxed as a corporation in 1996, in addition to the income taxes payable by the Partnership, each unitholder receiving a distribution would have been liable for taxes in an amount equal to his individual marginal tax rate times the total distribution received. Being taxed as a corporation will reduce the amount of cash available to the Partnership by the amount of the taxes it must pay, and in the absence of increased borrowings, will reduce by such amount the cash available to the Partnership for capital expenditures, prepayment of outstanding indebtedness, cash dividends or other corporate purposes.









                           [INTENTIONALLY LEFT BLANK]

ITEM 2.  PROPERTIES.

The following table lists the location of each of the Partnership operated and franchised restaurants and bakeries as of December 31, 1996:

                       Number of Restaurants and Bakeries

                               Partnership
                                Operated              Franchised               Total
                                --------              ----------               -----

Arizona                            --                     11                     11
Arkansas                           --                      3                      3
Colorado                           --                     16                     16
Delaware                           --                      1                      1
Florida                            20                     20                     40
Idaho                              --                      7                      7
Illinois                            8                     --                      8
Indiana                            --                      5                      5
Iowa                               16                      1                     17
Kansas                              4                      3                      7
Kentucky                           --                      4                      4
Maryland                           --                      2                      2
Michigan                            5                      1                      6
Minnesota                          39                     30                     69
Mississippi                        --                      1                      1
Missouri                           11                      1                     12
Montana                            --                      6                      6
Nebraska                            5                      2                      7
New Jersey                         --                      6                      6
New York                           --                     45                     45
North Carolina                     --                      4                      4
North Dakota                        3                      5                      8
Ohio                               --                     52                     52
Oklahoma                            3                     --                      3
Pennsylvania                        6                     42                     48
South Carolina                     --                      2                      2
South Dakota                       --                     10                     10
Tennessee                           1                     13                     14
Virginia                           --                      1                      1
Washington                         --                      7                      7
Wisconsin                          13                     14                     27
Wyoming                            --                      4                      4
Canada                             --                     12                     12
                                  ---                    ---                    ---

     Total                        134                    331                    465
                                  ===                    ===                    ===



Most of the restaurants feature a distinctively styled brick or stucco building. Perkins restaurants are predominantly single-purpose, one-story, free-standing buildings averaging approximately 5,000 square feet, with a seating capacity of between 90 and 250 customers.

The following table sets forth certain information regarding Partnership operated restaurants and other properties, as of December 31, 1996:

                             Number of Properties(1)

Use                                            Owned       Leased        Total
---                                            -----       ------        -----

Offices and Manufacturing Facilities(2)           1           8            9
Perkins Family Restaurants(3)                    54          80          134

-------------

         (1) In addition, Perkins leases 24 properties, 23 of which were subleased to others and 1 of which is vacant. Perkins also owns 15 properties, 12 of which are leased to others and 3 of which are held for future development.

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

         (3) The average term of the remaining leases is 7 years, excluding renewal options. The longest lease term will mature in 44 years and the shortest lease term will mature in approximately 4 years, assuming the exercise of all renewal options.

ITEM 3.  LEGAL PROCEEDINGS.

During 1996, a lawsuit filed in 1995 by two former employees in the U.S. District Court for the District of North Dakota alleging sexual harassment and related claims, was resolved after a trial in favor of Perkins as to one plaintiff and a judgment against Perkins as to the other plaintiff of $3,500.

Perkins is a party to various legal proceedings in the ordinary course of business. Management does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on Perkins' financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF UNITHOLDERS.

No matters were submitted to a vote of Unitholders during 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS.

         (a)  Market information.

As of March 3, 1997, Perkins had 10,477,995 units of limited partnership interest ("Units") listed on the New York Stock Exchange ("NYSE") under the symbol "PFR". Of such Units, 148,533 (1.42%) are subject to risk of forfeiture under the Perkins Restricted Limited Partnership Unit Plan.

The closing high and low sales prices for the Units for the quarterly periods indicated below are as follows:


              1996          High       Low
              ----          ----       ---
          1st  Quarter     13 1/8     11 3/8
          2nd  Quarter     12 3/4     11 7/8
          3rd  Quarter     12 7/8     11 3/4
          4th  Quarter     13 1/2     12 1/8


              1995          High       Low
              ----          ----       ---
          1st  Quarter     13 1/2     10 1/4
          2nd  Quarter     13         11
          3rd  Quarter     12 3/4     11 1/2
          4th  Quarter     12 3/8     11

         (b)  Unitholders.

         As of March 3, 1997, there were 1,746 Unitholders of record.

         (c)  Cash Distributions.

A cash distribution of $1.30 per Unit was declared to Perkins' limited partners during 1996 and 1995 ($.325 per Unit during each quarter). The Board of Directors of PMC regularly evaluates its policy of paying cash distributions in light of Perkins' need for liquidity and capital resources to finance its business plan and any other factors that might affect its ability to pay distributions, including the requirement beginning in 1998 to pay state and Federal corporate income taxes.

ITEM 6.  SELECTED FINANCIAL DATA.


                       PERKINS FAMILY RESTAURANTS, L.P.
                     SELECTED FINANCIAL AND OPERATING DATA
        (In Thousands, Except Per Unit Data and Number of Restaurants)


                                                     1996            1995           1994           1993           1992
-------------------------------------------------------------------------------------------------------------------------
INCOME DATA:
  Revenues                                         $252,793        $245,751       $221,902       $212,634        $195,151
  Net Income(a)                                    $ 13,522        $  9,796       $ 12,008       $ 12,602        $ 15,353
  Net Income Per Unit(a)                           $   1.30        $   0.94       $   1.16       $   1.21        $   1.48
  Weighted Average Equivalent
    Units Outstanding                                10,289          10,269         10,275         10,274          10,258
  Cash Distributions Declared
    Per Unit                                       $   1.30        $   1.30       $   1.30       $   1.30        $   1.30

BALANCE SHEET DATA:
  Total Assets                                     $155,656        $161,829       $150,407       $131,709        $125,972
  Long-Term Debt                                   $ 48,244        $ 57,850       $ 39,875       $ 22,600        $ 17,875
  Capital Leases                                   $  8,573        $  8,810       $ 10,862       $ 13,194        $ 15,321

STATISTICAL DATA:
  Restaurants in Operation at
    End of Year:
    Partnership-Operated                                134             139            132            127             123
    Franchised                                          331             319            300            298             290
-------------------------------------------------------------------------------------------------------------------------
       Total                                            465             458            432            425             413
  Average Annual Sales Per
    Partnership-Operated
    Restaurant                                     $  1,576        $  1,535       $  1,535       $  1,478        $  1,418
  Average Annual Royalties Per
    Franchised Restaurant                          $   55.2        $   55.0       $   53.3       $   51.6        $   48.1

(a) Excluding non-recurring items, net income for 1995 and 1994 would have been $12,092 or $1.17 per unit and $13,868 or $1.34 per unit, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

Overview:
A summary of the Partnership's results for the three years ended December 31 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues.

                                                   1996              1995              1994
                                                  -----             -----             -----
Revenues:
  Food sales                                       92.6%             92.9%             92.7%
  Franchise revenues                                7.4               7.1               7.3
                                                  -----             -----             -----
Total revenues                                    100.0             100.0             100.0
                                                  -----             -----             -----

Costs and expenses:
  Cost of sales:
    Food cost                                      27.1              26.9              26.1
    Labor and benefits                             31.2              32.1              32.0
    Operating expenses                             19.1              19.4              19.2
  General and administrative                        9.4               9.1               9.8
  Depreciation and amortization                     6.2               5.9               5.5
  Interest, net                                     2.0               2.0               1.5
  Asset write-down (SFAS 121)                         -               0.8                 -
  Loss / Provision for disposition of assets          -               0.2               0.4
  Benefit / Provision for litigation costs            -              (0.1)              0.5
  Other, net                                       (0.3)             (0.3)             (0.4)
                                                  -----             -----             -----
Total costs and expenses                           94.7              96.0              94.6
                                                  -----             -----             -----
Net income                                          5.3%              4.0%              5.4%
                                                  =====             =====             =====

Net income for 1996 was $13,522,000 or $1.30 per limited partnership unit versus $9,796,000 or $.94 per unit in 1995 and $12,008,000 or $1.16 per unit in
1994. Net income for 1995 included a $1,900,000 charge related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, a loss of $609,000 related to a store disposition and cancelled development projects, and a $190,000 benefit from a legal dispute reserved for in 1994. Net income for 1994 included a $1,079,000 provision for legal expenses associated with two lawsuits against the Partnership and a $800,000 charge to further reserve for certain underperforming properties originally reserved for in 1993. Without these charges, 1995 income would have been $12,092,000 or $1.17 per unit and 1994 income would have been $13,868,000 or $1.34 per unit.

1996 vs 1995

Revenues:

Total revenues increased 2.9% over 1995 due primarily to increased restaurant food sales, increased sales at Foxtail Foods ("Foxtail"), the Partnership's manufacturing operation, and increased franchise royalties. Increased restaurant food sales can be primarily attributed to the addition of three new stores in 1996 and ten new stores in 1995, partially offset by the closing of four Partnership-operated restaurants and refranchising of three Partnership-operated restaurants. Same store comparable sales increased approximately 2.6% over 1995 due primarily to selective price increases and an increase in comparable guest visits of .8%.

Revenues from Foxtail increased approximately 5.8% over 1995 and constituted approximately 8.5% of the Partnership's total 1996 revenues. Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Partnership-operated and franchised restaurants through food service distributors in order to ensure consistency and availability of Perkins' proprietary products to each unit in the system. Additionally, it produces a variety of proprietary and non-proprietary products for sale in various retail markets. Sales to Partnership-operated restaurants are eliminated in the accompanying income statements. The increase in revenue for 1996 can be attributed primarily to increased bakery sales at franchise stores to which Foxtail sells various mixes, doughs, and pies.

Franchise revenues, which consist primarily of franchise royalties and sales fees, increased 6.5% over the prior year due primarily to the addition of nineteen new franchised restaurants partially offset by a decrease in sales for franchised restaurants open for more than one year. Ten franchised units were closed during 1996 and three Partnership-operated restaurants began operations as franchise units during the year.

Costs and Expenses:

Food Costs:
In terms of total revenues, food cost increased .2 percentage points over 1995. Restaurant division food cost expressed as a percentage of restaurant division sales, remained relatively constant as compared to 1995. Slight decreases in commodity costs were partially offset by changes in the menu mix due to promotions such as steak and eggs, shrimp, and turkey. Additionally, the costs of certain product enhancements were offset by selective menu price increases. Promotional discounts remained relatively constant as compared with 1995.

The cost of Foxtail sales, in terms of total Foxtail revenues increased approximately 1.7 percentage points from 1995, due primarily to certain commodity cost and packaging increases. As a manufacturing operation, Foxtail typically has higher food costs as a percent of revenue than the Partnership's restaurants. Although the restaurants provide the majority of the Partnership's revenue, as Foxtail becomes a more significant source of revenues to the Partnership, management expects total food cost to increase as a percent of revenue.

Labor and benefits:
Labor and benefits, as a percentage of total revenues, decreased .9 percentage points from 1995, primarily due to improved productivity in the Partnership's restaurants and pie manufacturing facility. These expenses also benefited from reduced claims cost associated with the Partnership's group health and workers compensation programs. As a percentage of revenue, Foxtail labor and benefit charges are significantly lower than the Partnership's restaurants. As Foxtail becomes a more significant component of the Partnership's total operations, labor and benefits expense, expressed as a percent of total revenue, should decrease.

The wage rates of the Partnership's hourly employees are impacted by Federal and state minimum wage laws. The recent legislation raising the Federal minimum wage rate is expected to have a material impact on the Partnership's labor costs. In the past, the Partnership has been able to offset increases in labor costs through selective menu price increases and improvements in productivity. The Partnership anticipates that it can offset the majority of the current increase through selective menu price increases. However, there is no guarantee that future wage increases can be mitigated through raising menu prices.

Operating expenses:
Operating expenses, expressed as a percentage of total revenues, decreased .3 percentage points from 1995 to 1996. Decreases in direct operating and pre-opening expenses, as a percent of restaurant division sales, were partially offset by an increase in repairs and maintenance expense. A decrease in Foxtail operating expenses, as a percentage of Foxtail revenue, was primarily due to decreases in net freight costs, repairs and maintenance and advertising expenses offset by higher promotional cost.

General and administrative:
General and administrative expenses increased approximately 6.7% over 1995, which is primarily the result of an increase in incentive costs due to the Partnership's positive operating results in 1996. Additional factors contributing to this increase were increased administrative support related to growth at Foxtail and an increase in the Partnership's match of 401K contributions from 25% in 1995 to 50% in 1996.

Depreciation and amortization:
Depreciation and amortization increased approximately 9.4% over 1995 due to the addition of three new Partnership-operated restaurants and recent refurbishments to upgrade and improve existing restaurants.

Interest, net:
Interest expense was approximately 5% higher than 1995 primarily as the result of a higher average debt balance. This increase was partially offset by a decrease in the interest expense associated with capital lease obligations.

Other:
Other income increased approximately $354,000 during 1996 due primarily to rental income on four restaurant properties which were leased to franchisees in late 1995 and 1996 and one property leased to another restaurant chain in 1996. Depreciation expense associated with these five properties totaling $324,000 is included in depreciation and amortization expense.


1995 vs 1994

Revenues:

Total revenues increased 10.7% over 1994 due primarily to the addition of new Partnership-operated and franchised restaurants, increased comparable store sales and increased Foxtail sales.

Increased restaurant food sales can be primarily attributed to the addition of ten new stores in 1995 and an approximate 1% increase in same store comparable sales. Same store comparable sales increased due primarily to selective menu price increases, a shift in sales to higher-priced entrees and decreased promotional discounting, partially offset by a decline in comparable guest visits.

Revenues in 1995 from Foxtail increased 12.5% over 1994. The increase in Foxtail's revenue can be primarily attributed to increased production at the pie plant opened in July 1993 as well as the addition of in-store bakeries at franchised stores, to which Foxtail sells various mixes, doughs, and pies. Sales to parties outside of the Perkins system increased approximately 11% over 1994.

Franchise revenues, which consist primarily of franchise royalties and sales fees, increased 7.8% over the prior year due to the addition of twenty-three new franchised restaurants and bakeries partially offset by slightly lower sales in franchised restaurants open for more than one year. Five franchised units were closed during 1995 and one Partnership-operated restaurant was converted to a franchised restaurant.

Costs and Expenses:

Food cost:
In terms of total revenues, food cost increased .8 percentage points over 1994. Restaurant division food cost increased .7 percentage points over 1994 due primarily to the higher cost of certain commodities, particularly coffee and fresh produce, as well as selective product upgrades. Additionally, marketing promotions during the year, which impact food cost percentages by reducing net revenue generated, were heavily concentrated on certain entrees that carry higher food cost percentages. Selective menu price increases partially negated the increases in food cost. The addition of new Partnership-operated restaurants during the year also adversely impacted food cost as new restaurants typically generate higher food cost percentages due to sales in these restaurants being weighted more heavily toward higher percentage cost dinner items.

The cost of Foxtail's sales, in terms of total Foxtail revenues increased approximately .4 percentage points from 1994, due primarily to certain commodity cost increases that were not completely passed on to customers.

Labor and benefits:
Labor and benefits, as a percentage of total revenues, increased .1 percentage points over 1994. This increase can primarily be attributed to increased production at Foxtail's pie manufacturing facility which requires significantly higher labor and benefit costs than the division's other two manufacturing facilities. Additionally, significantly higher workers compensation costs in the state in which all of Foxtail manufacturing facilities are located also contributed to the increase.

While total restaurant division labor and benefits expense as a percentage of total revenues and restaurant sales did not increase between 1994 and 1995, wage rate inflation due to continued low unemployment, a shrinking labor pool and increased competition for employees combined with lower than average productivity in the Partnership's new restaurants increased labor costs as percentage of restaurant sales by .4 percentage points. Programs in place to control group health insurance and restaurant division workers compensation insurance costs and a reduction in the Partnership's match of 401K contributions from 50% of employee contributions in 1994 to 25% in 1995 offset this increase.

Operating expenses:
Operating expenses, expressed as a percentage of total revenues, increased .2 percentage points over 1994. Opening costs related to new franchised restaurants, pre-opening expenses for new Partnership-operated restaurants and the increased cost of paper supplies increased as a percentage of total revenues. These increases were offset by lower repairs and maintenance expense and efficiencies gained due to increased production at Foxtail.

General and administrative:
General and administrative expenses increased 2.2% over 1994, which primarily reflects the impact of inflation combined with increased administrative support related to growth at Foxtail Foods. Reduced outside services and legal expenses related to non-recurring projects in 1994 and a reduction in the Partnership's match of 401K contributions from 50% in 1994 to 25% in 1995 partially offset these increases.

Depreciation and amortization:
Depreciation and amortization increased approximately 19% over 1994 due to the addition of new Partnership-operated restaurants. Significant remodels of older stores undertaken to maintain consistency of appearance within the chain also contributed to the increase.

Interest, net:
Interest expense was approximately 48% higher than 1994 due to a higher average debt balance stemming from the Partnership's expansion during the year. This increase was partially offset by a decrease in interest expense associated with capital lease obligations.

Other:
Results of operations for 1995 reflect a $1,900,000 non-cash charge against earnings as a result of the adoption of SFAS No. 121.

In 1995, the Partnership recorded losses totaling $609,000 primarily related to the disposition of an underperforming property and the write-off of predevelopment costs for cancelled restaurant locations that were estimated to provide less than acceptable returns.

Net income for the year also included a benefit as a result of a litigation settlement associated with a lawsuit brought by a former employee. This lawsuit was settled for $190,000 less than the original reserve expensed in 1994.

CAPITAL RESOURCES AND LIQUIDITY

Principal uses of cash during the year were cash distributions to unitholders, capital expenditures, and a net reduction in long-term debt. Capital expenditures consisted primarily of remodels and refurbishments to existing restaurants and acquisition of building and equipment for new
Partnership-operated units. The Partnership's primary source of funding was cash provided by operations.

The Partnership maintains a $40,000,000 revolving line of credit facility and a $10,000,000 term loan agreement with three banks. The revolving line of credit contains a $6,000,000 sublimit for letters of credit and expires on June 30, 1997, at which time all amounts outstanding become payable. As of December 31, 1996, $13,000,000 in borrowings and approximately $3,276,000 in letters of credit were outstanding under the line of credit facility. The borrowings under the term loan agreement are due in quarterly installments through June 30, 1998. As of December 31, 1996, $5,000,000 was outstanding under this agreement.

On March 18, 1997, the Partnership entered into a commitment agreement with its agent bank to provide a credit facility of up to $60,000,000. This is composed of a $40,000,000 reducing revolving credit facility, a $15,000,000 revolving growth facility, and a $5,000,000 standby letter of credit facility. The reducing revolving credit facility matures on March 31, 2002, and will reduce $2,000,000 per year commencing on September 30, 1998. This facility will initially be used to repay amounts outstanding under the Partnership's existing revolving credit agreement and term loan. The revolving growth facility, which may only be used for the acquisition of existing restaurants, converts to a term loan on March 31, 2000, and amortizes in equal quarterly installments with final maturity on March 31, 2004. The standby letter of credit facility matures on March 31, 2002, and contains terms and conditions similar to the Partnership's current agreement.

During the fourth quarter of 1995, the Partnership issued $20,000,000 of 7.19% Unsecured Senior Notes due December 13, 2005 to an insurance company. The proceeds were used to repay outstanding borrowings under the Partnership's revolving line of credit. The agreement also provides for a $15,000,000 Private Shelf Note Facility which expires on December 13, 1997.

The Partnership estimates that total capital expenditures for 1997 will be approximately $18,640,000 which includes approximately $17,100,000 for new Partnership-operated restaurants, remodels to existing restaurants and upgrades of restaurant technology. The Partnership anticipates that it will be able to fund these capital expenditures, as well as its quarterly cash distributions to unitholders, with cash provided by operations. The Partnership has additional credit available under the revolving line of credit which could be used to finance capital expenditures and distributions to unitholders as well. In order to remain competitive in the industry, the Partnership expects to make significant additional capital expenditures in the future. Alternatives for the financing of such future expenditures will be continuously evaluated.

On December 31, 1996, the Partnership had a working capital deficit of $17,824,000, which was primarily the result of utilizing available cash for capital expenditures and distributions to unitholders. Operating with a working capital deficit is common in the restaurant industry and does not impair the Partnership's short-term liquidity as its revenues are derived primarily from cash transactions.

Due to changes in the tax law, the Partnership will begin being taxed as a corporation on January 1, 1998. The amount of cash available to the Partnership will be reduced by the amount of cash necessary to pay these taxes.


SYSTEM DEVELOPMENT

The Partnership plans to open three to five new full service company restaurants in 1997. The Partnership has made the decision to slow Partnership-operated restaurant development and focus these few openings in existing markets due to increasing competition, the current contraction in consumer discretionary income, and lower than expected returns achieved in several new markets over the past two years.

The Partnership will continue to refine its Cafe and Bakery concept, which is designed for walk-up traffic and will be located in places where traditional full-service restaurants cannot be built, such as, malls, airports, universities and hospitals. Two Cafe and Bakery units were opened during the first quarter of 1997. Additional units are anticipated to be opened during 1997 as the Partnership continues to develop and test the alternative concept restaurant.

These plans do not affect the Partnership's expectations of continued aggressive growth of its franchised restaurants. In recent years, the Partnership has been issuing area development agreements in selected markets where both new and existing franchisees are qualified to open multiple locations within three to five years. These development agreements are expected to complement continued growth among franchisees who prefer to open a limited number of restaurants in existing and smaller markets.


FEDERAL INCOME TAXATION

For state and Federal income tax purposes, the Partnership is not a taxpaying entity. As a result, taxable income, which may vary substantially from income reported for financial reporting purposes, is includable in the state and Federal income tax returns of individual partners. Accordingly, no current provision for income taxes is reflected in the accompanying financial statements. The tax returns of the Partnership are subject to examination by state and Federal taxing authorities. If such examinations result in changes to taxable income, the tax liability of the partners would be changed accordingly. The net income of publicly-traded limited partnerships, such as the Partnership, is considered portfolio income to their partners and is not available to offset passive losses of partners for tax years after 1986.

On December 22, 1987, tax legislation was enacted which will have the effect of taxing most publicly-traded limited partnerships, including the Partnership, as corporations for tax years beginning after 1997. The Partnership also could be subject to a corporate income tax earlier than 1998 if it adds a substantial new line of business.


NEW ACCOUNTING PRONOUNCEMENTS

Effective December 31, 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is discussed in Note 13 to the financial statements.


IMPACT OF INFLATION

The cost of food commodities utilized by the Partnership is subject to market supply and demand pressures. Overall commodity costs showed a slight increase from 1995 to 1996, which adversely impacted 1996 food cost for the Partnership. Significant future shifts in these costs could materially affect the Partnership's cost of food.

The Partnership does not believe that its operations are generally affected by inflation to a greater extent than are the operations of others within the restaurant industry. In the past, the Partnership has generally been able to offset the effects of inflation through selective periodic menu price increases.


IMPACT OF GOVERNMENTAL REGULATION

A majority of the Partnership's employees are paid hourly rates as determined by Federal and state minimum wage rate laws. Future increases in these rates could materially affect the Partnership's cost of labor.

SEASONALITY

The Partnership's revenues are subject to seasonal fluctuations. Customer counts (and consequently revenues) are higher in the summer months and lower during the winter months because of the high proportion of restaurants located in northern states where inclement weather adversely affects guest visits.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                    Report of Independent Public Accountants



To the Partners of Perkins Family Restaurants, L.P.:

We have audited the accompanying balance sheets of PERKINS FAMILY RESTAURANTS, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perkins Family Restaurants, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 13 to the financial statements, in 1995 the Partnership adopted Statement of Financial Accounting Standards No. 121, and in connection therewith, recorded an impairment loss of $1,900,000 for certain long-lived assets.

                                                             Arthur Andersen LLP

Memphis, Tennessee,
March 27, 1997.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                                  DECEMBER 31
                      (In Thousands, Except Unit Amounts)

                                                       1996             1995
                                                    ----------       ----------
    ASSETS
CURRENT ASSETS:
Cash and cash equivalents                           $    2,737       $    1,825
Receivables, less allowance for
  doubtful accounts of $430 and $481                     6,285            8,683
Inventories, at the lower of first-
  in, first-out cost or market                           4,234            4,318
Prepaid expenses and other current assets                1,551            1,505
                                                    ----------       ----------
Total current assets                                    14,807           16,331
                                                    ----------       ----------

PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation and amortization           115,086          117,435

NOTES RECEIVABLE, less allowance for
   doubtful accounts of $10 and $14                        805            1,883

INTANGIBLE AND OTHER ASSETS, net of
   accumulated amortization of $26,451
    and $25,259                                         24,958           26,180
                                                    ----------       ----------
                                                    $  155,656       $  161,829
                                                    ==========       ==========


         The accompanying notes to financial statements are an integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                                  DECEMBER 31
                      (In Thousands, Except Unit Amounts)

                                                         1996                 1995
                                                   -------------          ------------
          LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
 Current maturities of long-term debt              $       4,356          $      3,575
 Current maturities of capital lease obligations           1,683                 1,984
 Accounts payable                                          8,878                 7,525
 Accrued expenses                                         14,235                13,099
 Distributions payable                                     3,479                 3,475
                                                   -------------          ------------
 Total current liabilities                                32,631                29,658
                                                   -------------          ------------

CAPITAL LEASE OBLIGATIONS, less
  current maturities                                       8,573                 8,810

LONG-TERM DEBT, less current maturities                   48,244                57,850

OTHER LIABILITIES                                          4,651                 4,415

COMMITMENTS AND CONTINGENCIES
  (Notes 4 and 10)

PARTNERS' CAPITAL:
General partner                                              615                   611
Limited partners (10,492,930 and 10,481,370 Units
    issued and outstanding)                               63,220                63,373
Deferred compensation related to restricted units         (2,278)               (2,888)
                                                   -------------          ------------

Total Partners' Capital                                   61,557                61,096
                                                   -------------          ------------
                                                   $     155,656          $    161,829
                                                   =============          ============


         The accompanying notes to financial statements are an integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                              STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31
                      (In Thousands, Except Per Unit Data)

                                                       1996               1995                1994
                                                    ---------          ----------          ----------
REVENUES:
     Food sales                                     $ 234,164          $  228,259          $  205,675
     Franchise revenues                                18,629              17,492              16,227
                                                    ---------          ----------          ----------
Total Revenues                                        252,793             245,751             221,902
                                                    ---------          ----------          ----------

COSTS AND EXPENSES:
 Cost of Sales:
      Food cost                                        68,456              66,204              57,975
      Labor and benefits                               78,970              78,916              71,113
      Operating expenses                               48,284              47,678              42,615
  General and administrative                           23,741              22,251              21,779
  Depreciation and amortization                        15,748              14,401              12,107
  Interest, net                                         5,066               4,826               3,266
  Provision for (Benefit from) litigation costs             -                (190)              1,079
  Provision for disposition of assets                       -                 609                 800
  Asset write-down (SFAS No. 121)                           -               1,900
  Other, net                                             (994)               (640)               (840)
                                                    ---------          ----------          ----------
Total Costs and Expenses                              239,271             235,955             209,894
                                                    ---------          ----------          ----------
NET INCOME                                          $  13,522          $    9,796          $   12,008
                                                    =========          ==========          ==========

WEIGHTED AVERAGE EQUIVALENT UNITS                      10,289              10,269              10,275
                                                    ---------          ----------          ----------

NET INCOME PER UNIT                                 $    1.30          $     0.94          $     1.16
                                                    =========          ==========          ==========


         The accompanying notes to financial statements are an integral part of these statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                        (In Thousands, Except Unit Data)

                                                    General            Limited
                                                    Partner           Partners               Total
                                                  ----------          ---------          ----------
Balance at December 31, 1993                             663             65,592              66,255

  Net income for 1994                                    120             11,888              12,008
  Capital contribution                                     1                  -                   1
  Cash distributions declared ($1.30 per Unit)          (136)           (13,509)            (13,645)
  Issuance of 30,600 restricted Units                      -                545                 545
  Retirement of 20,830 restricted Units                    -               (341)               (341)
  Changes in deferred compensation
    related to restricted Units                            -                123                 123
  Repurchase of 16,800 Units                               -               (168)               (168)
                                                  ----------          ---------          ----------
Balance at December 31, 1994                             648             64,130              64,778
                                                  ----------          ---------          ----------
  Net income for 1995                                     98              9,698               9,796
  Capital contribution                                     3                  -                   3
  Cash distributions declared ($1.30 per Unit)          (138)           (13,631)            (13,769)
  Issuance of 126,970 restricted Units                     -              1,604               1,604
  Retirement of 24,725 restricted Units                    -               (390)               (390)
  Changes in deferred compensation
    related to restricted Units                            -               (926)               (926)
                                                  ----------          ---------          ----------
Balance at December 31, 1995                             611             60,485              61,096
                                                  ----------          ---------          ----------
  Net income for 1996                                    135             13,387              13,522
  Capital contribution                                     7                  -                   7
  Cash distributions declared ($1.30 per Unit)          (138)           (13,633)            (13,771)
  Issuance of 44,250 restricted Units                      -                544                 544
  Retirement of 32,690 restricted Units                    -               (451)               (451)
  Changes in deferred compensation
    related to restricted Units                            -                610                 610
                                                  ==========          =========          ==========

Balance at December 31, 1996                      $      615          $  60,942          $   61,557
                                                  ==========          =========          ==========


         The accompanying notes to financial statements are an integral part of these statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                            STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31
                                 (In Thousands)

                                                                   1996                   1995                  1994
                                                               -------------          ------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $      13,522          $      9,796          $       12,008
Adjustments to reconcile net income to net cash provided
by operating activities:
  Asset write-down (SFAS No. 121)                                          -                 1,900                       -
  Depreciation and amortization                                       15,748                14,401                  12,088
  Provision for (Benefit from) litigation costs                            -                  (190)                  1,079
  Provision for disposition of assets                                      -                   609                     800
  Other non-cash income and expense items                              1,795                 1,498                   1,533
  Changes in other operating assets and liabilities                    4,180                (2,737)                 (2,747)
                                                               -------------          ------------          --------------
      Total adjustments                                               21,723                15,481                  12,753
                                                               -------------          ------------          --------------
      Net cash provided by operating activities                       35,245                25,277                  24,761
                                                               -------------          ------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for property and equipment                               (11,858)              (28,931)                (30,799)
  Proceeds from sale of property and equipment                           573                   889                     389
  Other investing activities, net                                      1,755                   723                     687
                                                               -------------          ------------          --------------
      Net cash used in investing activities                           (9,530)              (27,319)                (29,723)
                                                               -------------          ------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                        16,250                59,125                  34,801
  Payments on long-term debt                                         (25,075)              (41,000)                (15,301)
  Principal payments under capital lease obligations                  (2,074)               (1,981)                 (2,367)
  Distributions to partners                                          (13,904)              (13,870)                (13,780)
  Cash paid to repurchase Partnership Units                                -                     -                    (168)
  Other financing activities, net                                          -                     -                    (125)
                                                               -------------          ------------          --------------
      Net cash provided by (used in) financing activities            (24,803)                2,274                   3,060
                                                               -------------          ------------          --------------
      Net increase (decrease) in cash and cash equivalents               912                   232                  (1,902)

CASH AND CASH EQUIVALENTS:
  Balance, beginning of year                                           1,825                 1,593                   3,495
                                                               -------------          ------------          --------------
  Balance, end of year                                         $       2,737          $      1,825          $        1,593
                                                               =============          ============          ==============




         The accompanying notes to financial statements are an integral part of these statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization --

The operations of Perkins Family Restaurants, L.P., ("PFR"), a Delaware limited partnership, are conducted through Perkins Restaurants Operating Company, L.P. ("PROC"), a Delaware limited partnership. PFR is the sole limited partner and owns 99% of PROC. The combined activities of PFR and PROC are referred to herein as activities of the "Partnership." The Partnership is managed by Perkins Management Company, Inc. ("PMC"). PMC, a wholly owned subsidiary of Perkins Restaurants, Inc. ("PRI"), is the sole general partner and owns 1% of both PROC and PFR. PRI owns approximately 48% of the Limited Partnership Units ("Units") of PFR. PRI is a wholly owned subsidiary of The Restaurant Company ("TRC").

As general partner of the Partnership, PMC does not receive any compensation other than distributions attributable to its 1% general partner's interest in each of PROC and PFR. The Partnership reimburses PMC for all of its direct and indirect costs (principally general and administrative costs) allocable to the Partnership.

The activities of the Partnership are governed by the terms of the partnership agreements (the "Agreements"). The significant provisions of the Agreements not described elsewhere are that the general partner has sole and complete discretion in determining the consideration, terms and conditions with respect to any future issuance of Units and no preemptive rights to acquire additional Units exist.

The Partnership owns and franchises family-style restaurants which serve a wide variety of high quality, moderately priced breakfast, lunch, and dinner entrees, snacks and bakery products. Perkins restaurants provide table service, and many are open 24 hours a day (except Christmas day and certain late night hours in selected markets), seven days a week. The restaurants are located in 32 states with the largest number in Minnesota, Ohio, New York, Pennsylvania, and Florida. There are twelve franchised restaurants located in Canada. The Partnership also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to Partnership-operated and franchised restaurants and bakery and food service distributors through Foxtail Foods, the Partnership's manufacturing division.

Basis of Presentation --
The financial statements include the combined accounts of PFR and PROC after elimination of all material intercompany amounts. Revenues and expenses are allocated to the general and limited partners on the basis of their respective ownership interests.

Certain prior year amounts have been reclassified to conform to current year presentation.

Estimates --
The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents --
The Partnership considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Franchise Revenue --
Franchisees are required to pay an initial fee to the Partnership when each franchise is granted. These fees are not recognized as income until the restaurants open. The Partnership also receives franchise royalties ranging from one to six percent of the gross sales of each franchised restaurant. These royalties are recorded as income monthly.

Property and Equipment --
Major renewals and betterments are capitalized; replacements and maintenance and repairs which do not extend the lives of the assets are charged to operations as incurred.

Preopening Costs --
New store preopening costs are deferred and amortized over twelve months, starting when the restaurant opens.

Income Taxes --
For state and Federal income tax purposes, the Partnership is not a taxpaying entity. As a result, the taxable income, which may vary substantially from income reported for financial reporting purposes, is includable in the state and Federal tax returns of the individual partners. Accordingly, no current provision for income taxes is reflected in the accompanying financial statements. The tax returns of the Partnership are subject to examination by state and Federal taxing authorities. If such examinations result in changes to taxable income, the tax liability of the partners would be changed accordingly. The net income of publicly traded limited partnerships, such as the Partnership, is considered portfolio income to their partners and is not available to offset passive losses of the partners for tax years after 1986.

On December 22, 1987, tax legislation was enacted which will have the effect of taxing the Partnership as a corporation for tax years beginning after 1997. The Partnership could be subject to corporate income taxes earlier than 1998 if it adds a substantial new line of business.

When the Partnership begins being taxed as a corporation on January 1, 1998, the amount of cash available to the Partnership will be reduced by the amount of cash necessary to pay taxes.

Cash Distributions --
The Partnership recognizes cash distributions payable to its partners as of the declaration dates. Cash distributions of $1.30 per Unit were declared during 1996 and 1995 ($.325 per Unit during each quarter). As a limited partner, PRI received approximately 48% of these total distributions.

Net Income Per Unit --
Net income per Unit is computed based on the weighted average number of Units outstanding (adjusted for equivalent units) after deducting the general partner's 1% interest from Partnership earnings.

(2)  SUPPLEMENTAL CASH FLOW INFORMATION:

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the years ended December 31, consisted of the following (in thousands):

                                   1996               1995               1994
                                ---------          ---------          ----------
(Increase) Decrease in:
  Receivables                   $   1,726          $    (877)         $   (2,395)
  Inventories                          84               (239)               (688)
  Prepaid expenses and other
    current assets                   (739)            (1,032)             (1,159)
  Other assets                        190                157                 (82)

Increase (Decrease) in:
  Accounts payable                  1,353               (341)              1,228
  Accrued expenses                  1,294               (545)               (153)
  Other liabilities                   272                140                 502
                                ---------          ---------          ----------
                                $   4,180          $  (2,737)         $   (2,747)
                                =========          =========          ==========



The Partnership paid interest of $5,443,000 in 1996, $5,621,000 in 1995 and $3,637,000 in 1994.

The Partnership entered into a master capital lease agreement during 1996 primarily to obtain restaurant equipment. The payment terms for each lease schedule under the master lease provides for 72 monthly payments at interest rates which vary from 7.1% to 8.9%.

The capital lease obligations of two properties targeted for disposition in 1993 were terminated during 1994 in accordance with the related lease buyout agreements. The payments required by the agreements are included in principal payments under capital lease obligations in the Statements of Cash Flows. Losses on these terminations were charged to the reserve established specifically for this purpose.

(3)  PROPERTY AND EQUIPMENT:
Property and equipment consisted of the following as of December 31 (in thousands):

                                                     1996              1995
                                                  --------          ----------
Owned:
  Land and land improvements                      $ 28,202          $   27,065
  Buildings                                         65,873              61,543
  Leasehold improvements                            29,743              27,560
  Equipment                                         54,387              51,812
  Construction in progress                           1,657               3,501
                                                  --------          ----------
                                                   179,862             171,481
Less - Accumulated depreciation and amortization   (70,932)            (60,766)
                                                  --------          ----------
                                                   108,930             110,715
                                                  --------          ----------
Leased:
   Buildings                                        24,945              25,304
   Equipment                                         1,564                   -
   Less - Accumulated amortization                 (20,353)            (18,584)
                                                  --------          ----------
                                                     6,156               6,720
                                                  --------          ----------
                                                  $115,086          $  117,435
                                                  ========          ==========


Depreciation and amortization for financial reporting purposes is computed using the straight-line method based on the shorter of either the estimated useful lives or the lease terms of the property, as follows:

                             Years
                             -----
Owned:
    Land improvements         3-20
    Buildings                 20-30
    Leasehold improvements    7-20
    Equipment                 3-7
Leased:
    Buildings                20-25
    Equipment                  6


(4)  LEASES:

As of December 31, 1996, there were 134 restaurants operated by the Partnership, as follows:

         69  with both land and building leased
         54  with both land and building owned
         11  with the land leased and building owned

As of December 31, 1996, there were 35 restaurants either leased or subleased to others by the Partnership as follows:

         19  with both land and building leased
         11  with both land and building owned
          5  with the land leased and building owned

Most of the restaurant leases have a primary term of 20 years and generally provide for two to four renewals of five years each. Certain leases provide for minimum payments plus a percentage of sales in excess of stipulated amounts.

Future minimum payments related to leases that have initial or remaining lease terms in excess of one year as of December 31, 1996 were as follows (in thousands):

                                                                               Lease Obligations
                                                                       -------------------------------
                                                                           Capital           Operating
                                                                       ----------          -----------
1997                                                                   $    2,685          $     5,809
1998                                                                        2,241                5,602
1999                                                                        1,989                5,296
2000                                                                        1,599                4,695
2001                                                                        1,518                4,308
Thereafter                                                                  4,820               21,077
                                                                       ----------          -----------

  Total minimum lease payments                                             14,852          $    46,787
                                                                                           ===========
Less:
  Amounts representing interest                                            (4,596)
                                                                       ----------
  Capital lease obligations                                            $   10,256
                                                                       ==========

Capital lease obligations have effective interest rates ranging from 7.1% to 16.1% and are payable in monthly installments through 2011. Maturities of such obligations at December 31, 1996 for the years 1997 through 2001 and thereafter were $1,686,000, $1,408,000, $1,299,000, $1,036,000, $1,066,000 and $3,761,000,
respectively.

Future minimum gross rental receipts as of December 31, 1996, were as follows (in thousands):


                                                             Amounts Receivable As
                                                           ---------------------------
                                                            Lessor            Sublessor
                                                           --------          ---------
1997                                                       $    952          $   1,761
1998                                                            959              1,575
1999                                                            969              1,347
2000                                                            980              1,081
2001                                                            941              1,053
Thereafter                                                    7,945              4,236
                                                           --------          ---------
Total minimum lease rentals                                $ 12,746          $  11,053
                                                           ========          =========


The net rental expense included in the accompanying financial statements for operating leases was as follows (in thousands):

                                                              1996             1995            1994
                                                            --------          ------          -------
Minimum rentals                                             $  5,341          $5,064          $ 5,144
Contingent rentals                                             1,114           1,004            1,007
Less sublease rentals                                         (1,041)           (982)            (918)
                                                            --------          ------          -------
                                                            $  5,414          $5,086          $ 5,233
                                                            ========          ======          =======


(5)  INTANGIBLE AND OTHER ASSETS:

Intangible and other assets, net of accumulated amortization, were as follows as of December 31 (in thousands):

                                                                   1996             1995
                                                                  -------          -------
Excess of cost over fair value of net assets acquired,
  being amortized evenly over 30 to 40 years                      $23,627          $24,618
Present value of estimated future royalty fee income of
  acquired companies, being amortized evenly over the
  remaining lives of the franchise agreements                         423              574
Other                                                                 908              988
                                                                  -------          -------
                                                                  $24,958          $26,180
                                                                  =======          =======



The Partnership periodically reevaluates the realizability of its excess cost over fair value of net assets acquired by comparing the unamortized balance with projected undiscounted cash flows from operations. The realizability of intangible assets related to future royalty fee income is also assessed periodically based on the performance of the applicable franchise restaurants.

(6)  ACCRUED EXPENSES:

Accrued expenses consisted of the following as of December 31 (in thousands):


                                                                                    1996             1995
                                                                                  -------          -------
Payroll and benefits                                                              $ 7,543          $ 5,451
Property, real estate
   and sales taxes                                                                  2,006            2,093
Insurance                                                                           1,232            1,475
Rent                                                                                1,165            1,025
Advertising                                                                           530              521
Other                                                                               1,759            2,534
                                                                                  -------          -------
                                                                                  $14,235          $13,099
                                                                                  =======          =======


(7)  LONG-TERM DEBT:

Long-term debt consisted of the following at December 31 (in thousands):

                                                                                1996              1995
    ----                                                                      --------          --------
Unsecured Senior Notes:

    7.19%, due in quarterly installments beginning
    December 13, 1997 through December 13, 2005                               $ 20,000          $ 20,000

    8.6%, due in quarterly installments through
    July 1, 2002                                                                10,650            11,850

    6.99%, due in quarterly installments through
    July 1, 2003                                                                 3,950             4,325

Revolving credit agreement, due June 30, 1997                                   13,000            18,250

Term loan, due in quarterly installments through
  June 30, 1998                                                                  5,000             7,000
    ----                                                                      --------          --------

                                                                                52,600            61,425
Less current maturities                                                         (4,356)           (3,575)
    ----                                                                      --------          --------
                                                                              $ 48,244          $ 57,850
                                                                              ========          ========



On March 18, 1997, the Partnership entered into a commitment agreement with its agent bank to provide a credit facility of up to $60,000,000. This is composed of a $40,000,000 reducing revolving credit facility, a $15,000,000 revolving growth facility, and a $5,000,000 standby letter of credit facility. The reducing revolving credit facility matures on March 31, 2002, and will reduce $2,000,000 per year commencing on September 30, 1998. This facility will initially be used to repay amounts outstanding under the Partnership's existing revolving credit agreement and term loan. The revolving growth facility, which may only be used for the acquisition of existing restaurants, converts to a term loan on March 31, 2000, and amortizes in equal quarterly installments with final maturity on March 31, 2004. The standby letter of credit facility matures on March 31, 2002, and contains terms and conditions similar to the Partnership's current agreement.

All amounts outstanding under this agreement bear interest at either the Base Rate or LIBOR rates as defined in the agreement. Other terms and conditions are similar to the Partnership's existing agreement. As a result of this commitment, the Partnership has classified $13,000,000 as long-term debt.

During the fourth quarter of 1995, the Partnership issued $20,000,000 of 7.19% Unsecured Senior Notes due December 13, 2005 to an insurance company. The proceeds were used to repay outstanding borrowings under the Partnership's revolving line of credit. The note agreement also provides for a $15,000,000 Private Shelf Note Facility which expires December 13, 1997.

During the second quarter of 1994, the Partnership refinanced the outstanding borrowings under its existing line of credit by entering into a $40,000,000 revolving line of credit facility and a $10,000,000 term loan agreement with three banks. The revolving line of credit contains a $6,000,000 sublimit for letters of credit and expires on June 30, 1997, at which time all amounts become payable. At December 31, 1996, approximately $3,276,000 in letters of credit were outstanding under the line of credit facility. The borrowings under the term loan agreement are due in quarterly installments through June 30, 1998. Pursuant to the revolving line of credit and term loan facilities, all amounts outstanding under these agreements initially bear interest at either the Base Rate or Euroloan Rates, as defined in the applicable agreement.

In order to manage interest costs, the Partnership entered into an interest rate swap agreement in 1994 with its lender that effectively fixes interest for the term loan at 7.63%. The notional amount protected by this transaction decreases as quarterly installments of principal are made, and the LIBOR component is adjusted quarterly. The agreement expires June 30, 1998.

The Partnership also entered into a participating interest rate swap and cap agreement that protects the first $10,000,000 of borrowings outstanding under the revolving line of credit facility. The first $5,300,000 is effectively fixed at 8.25%, while the next $4,700,000 floats at either the Base Rate or the Euroloan Rate pursuant to the terms of the line of credit facility, but is capped at 8.25%. The swap and cap agreement is effective through June 30, 1997, and the LIBOR component is adjusted quarterly.

These derivative financial instruments have an inherent element of risk that the counterparties may be unable to meet the terms of the agreements. The Partnership has minimized such risk exposure by limiting the counterparties to major financial institutions.

Based on the borrowing rates currently available for debt with similar terms and maturities, the approximate fair market value of the Partnership's long-term debt as of December 31 was as follows (in thousands):

                                          1996              1995
                                        --------          -------
7.19% Unsecured Senior Notes            $ 19,412          $20,000
8.6% Unsecured Senior Notes               10,842           12,398
6.99% Unsecured Senior Notes               3,830            4,300
Interest Rate Swap Agreement                 126              154
Participating Interest Rate Swap
  and Cap Agreement                           51              156


The values associated with the interest rate swaps represent the estimated contract values as reported to the Partnership by the commercial bank that is the counterparty to these agreements.

Because the terms of the Partnership's revolving line of credit and term loan facilities provide that borrowings outstanding under those agreements bear interest at current market rates, management believes that the related liabilities reflected in the accompanying balance sheets approximate fair market value.

Pursuant to both the Unsecured Senior Notes and revolving line of credit agreements, the Partnership must maintain a minimum tangible net worth and other specified financial ratios, and is subject to certain restrictions which limit additional indebtedness. At December 31, 1996, the Partnership was in compliance with all such requirements.

Aggregate annual maturities of long-term debt subsequent to December 31, 1996 were as follows (in thousands):

           1997       $     4,356
           1998             7,674
           1999             4,824
           2000             5,049
           2001             5,199
       Thereafter          25,498
                      -----------
                      $    52,600
                      ===========



Interest expense capitalized in connection with the Partnership's construction activities amounted to approximately $136,000, $153,000 and $331,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

(8)  LIMITED PARTNERSHIP UNITS:

Limited Partnership Units issued and outstanding were as follows:

                                                    1996                      1995
                                                  ----------                ----------
Units issued and outstanding, beginning of year   10,481,370                10,379,125
Issuance of restricted Units                          44,250                   126,970
Retirement of restricted Units                       (32,690)                  (24,725)
                                                  ----------                ----------
Units issued and outstanding, end of year         10,492,930                10,481,370
                                                  ==========                ==========




(9)  INCOME TAXES:

As of January 1, 1993, the Partnership recorded the cumulative effect of adopting SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the Partnership to recognize deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the carrying amounts and the tax bases of assets and liabilities that are projected to reverse after January 1, 1998, the date after which the Partnership will become a taxable entity. As of December 31, 1996, the Partnership had deferred tax assets that equaled or exceeded deferred tax liabilities. The deferred tax assets and liabilities are related to existing temporary differences that are projected to reverse after January 1, 1998. Management believes that a conclusion as to the realizability of these assets based upon current circumstances is highly subjective, and has therefore established a valuation allowance. Accordingly, no deferred provision for income taxes has been reflected in the accompanying financial statements.

The components of the Partnership's net deferred tax assets as of December 31 were as follows (in thousands):

                               1996                   1995
                         -------------          -------------
Depreciation             $      (1,505)         $      (1,670)
Capitalized leases               1,303                  1,240
Reserves                           372                    795
Other, net                         230                    210
                         -------------          -------------
Total deferred tax assets          400                    575
Valuation allowance               (400)                  (575)
                         -------------          -------------
Net deferred tax assets  $           -          $           -
                         =============          =============


(10)  CONTINGENCIES:

During 1996, a lawsuit filed in 1995 by two former employees in the U.S. District Court for the District of North Dakota alleging sexual harassment and related claims was resolved after a trial in favor of Perkins as to one plaintiff and a judgment against Perkins as to the other plaintiff of $3,500.

In 1994, the Partnership recorded a provision of $1,079,000 for damages associated with two separate lawsuits brought against the Partnership. During the second quarter of 1995, the Partnership settled one of the suits for $190,000 less than the original provision and the excess accrual was reversed. The second suit was settled in October 1995 for the amount originally accrued.

The Partnership is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Partnership's financial position or results of operations.

The Partnership has sponsored financing programs offered by certain lending institutions to help its franchisees procure funds for the construction of new franchised restaurants and to purchase and install the Perkins in-store bakery. The Partnership provides a limited guaranty of the funds borrowed. At December 31, 1996, there were approximately $2,746,000 in borrowings outstanding under these programs. The Partnership has guaranteed $965,000 of these borrowings which represents its minimum commitments under these agreements. The Partnership does not anticipate its guaranties will exceed these minimums in the future.

During 1995, the Partnership entered into a separate agreement with one of the lending institutions to assist a franchisee in obtaining lease financing to install in-store bakeries in 28 existing restaurants operated by the franchisee. Pursuant to the agreement, the Partnership will provide a declining limited guaranty to the lender for payment of the franchisee's obligations between the lender and the franchisee, not to exceed $1,350,000. The Partnership's current maximum liability if the maximum lease commitment is funded would be $945,000. At December 31, 1996, there were approximately $547,000 in borrowings outstanding under the program, of which the Partnership has guaranteed approximately $383,000.

The significant majority of the Partnership's franchise revenues are generated from franchisees owning less than 5% of total franchised restaurants and, therefore, the loss of any one of these franchisees would not have a material impact on the results of the Partnership's operations. As of December 31, 1996, three franchisees owned 94 of the 331 restaurants franchised by Perkins. During 1996, the Partnership received net royalties and license fees of approximately $1,505,000, $1,955,000 and $1,033,000 from these franchisees. While the exit of one of these franchisees from the system would have a material impact on the future revenues of the Partnership, such an occurrence would not disrupt the normal functioning of the Partnership.

(11)  UNIT PLAN:

The Perkins Family Restaurants, L.P. Restricted Limited Partnership Unit Plan ("Unit Plan") was initially adopted in October 1987. At December 31, 1996 a total of 450,000 Units were authorized for issuance under the Unit Plan.

Awards of restricted Units under the Unit Plan may be made to officers and key employees of PMC, PRI and their affiliates as well as certain members of PMC's Board of Directors. A committee composed of those non-employee directors of PMC (the "Committee") has been appointed to administer the Unit Plan. At the time of each award, the Committee determines the applicable award restrictions, including, without limitation, (i) a restricted period (not to exceed ten years) during which the Units cannot be sold, transferred or pledged and (ii) the date(s) on which restrictions on all or a portion of the Units awarded lapse. To the extent declared, cash distributions are paid on all Units awarded under the Unit Plan even during the restricted period.

At December 31, 1996, there were 423,730 Units issued and outstanding under the Unit Plan. The expense related to the Unit Plan is recognized over the periods in which the restrictions on the Units lapse. As of December 31, 1996,
restrictions had lapsed on 214,910 of the 423,730   Units issued under the Unit
Plan. On January 2, 1997 and February 4, 1997, the Board of Directors removed restrictions on an additional 13,690 and 32,862 Units respectively. The unamortized amount of $2,278,000 related to the remaining 162,268 Units is reflected as deferred compensation in the accompanying balance sheets.

(12) EMPLOYEE BENEFITS:

The Perkins Retirement Savings Plan (the "Plan") as amended and restated effective January 1, 1992, was established for the benefit of all eligible employees, both hourly and salaried, of PROC and of any Participating Company, as defined. At December 31, 1996, Participating Companies were PMC, PFR, TRC Realty and TRC.

All participating employees at December 31, 1991 remained eligible to participate in the Plan as amended and restated January 1, 1992. All other employees of the Partnership and Participating Companies who have satisfied the participation requirements are eligible for participation in the Plan provided they (i) have attained the age of 21 and (ii) have completed one Year of Service, as defined, during which they have been credited with 1,000 Hours of Service.

Participants may elect to defer from 1% to 15% of their annual eligible compensation subject to legal maximums. PROC and Participating Companies may make a matching contribution equal to a percentage of the amount deferred by the participant or a specified dollar amount as determined each year by their Boards of Directors. During 1995, the Partnership, PMC, and TRC Realty matched contributions at a rate of 25%, up to the first 6% deferred by each participant. During 1996, the Partnership and PMC elected to match contributions at a rate of 50% up to the first 6% deferred by each participant. Neither PFR nor TRC had employees participating in the Plan at any time during 1996, 1995 or 1994. TRC Realty had no participating employees during 1994.

Participants are always 100% vested in their salary deferral accounts and qualified rollover accounts. Vesting in the employer matching account is based on qualifying Years of Service. A participant vests 60% in the employer matching account after three years, 80% after four years and 100% after five years.

A participant may apply for a loan from his or her salary deferral and rollover accounts. Generally, loans are made for a period of five years (ten years if for the purchase of the principal residence of the participant) subject to certain restrictions. The interest rate is fixed at the Prime Rate at the time of the loan plus two percent.

The trust established under the Plan is intended to qualify under the appropriate section of the Internal Revenue Code (the "IRC") as exempt from Federal income taxes. The Plan has received a favorable determination by the Internal Revenue Service with regard to the qualification of the Plan. The favorable determination applies to the original Plan as well as all amendments adopted prior to 1995. The fourth amendment to the Plan, adopted in 1995, will be submitted for determination at a later date. The Partnership's management and legal counsel believe that the adoption of the aforementioned amendment to the Plan does not hinder the Plan's ability to operate in compliance with all applicable provisions of the IRC and that a favorable determination will be received.

(13) ASSET WRITE-DOWN (SSSS No. 121):

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires companies to evaluate the recoverability of assets (including intangibles) based upon their related undiscounted estimated future cash flows. Perkins adopted SFAS No. 121 in 1995.

In adopting SFAS No. 121, the Partnership evaluated all material asset groups, including intangibles associated with specific Partnership-operated properties and specific franchise agreements. As a result of this review, the Partnership identified three restaurant properties which were not expected to generate undiscounted future cash flows sufficient to cover the carrying value of the underlying assets related to these properties.

As required under SFAS No. 121, the carrying amounts of the assets associated with these restaurant properties were written down to their fair market values, based on the Partnership's experience in disposing of similar under-performing properties, negotiations with lessors of the subject properties and historical industry lease rates for similarly performing real estate. The resulting non-cash charge reduced 1995 net income by $1,900,000 of which $1,290,000 was related to assets to be disposed of. The remaining amounts were due to write-downs of long-term assets deemed by the Partnership to be impaired. The major components of the SFAS No. 121 charge were as follows (in thousands):

Reduction of the carrying values of operating assets
  to fair market values                                        $1,428
Net present value of noncancelable lease commitments,
  less estimated sublease income                                  367
Other disposal costs, including commissions                       105
                                                               ------
                                                               $1,900
                                                               ======



Management is aggressively pursuing subleasing one of the properties. Based on the expected sublease rental income on this property, the carrying amounts of all owned and leased assets related to this property were concluded to have no fair market value. A provision for future losses was recorded to reflect the net present value of the future lease payments less estimated sublease income on this property. The Partnership's results of operations include losses related to this property of $197,000, $277,000 and $229,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

During 1994, a provision of $800,000 was recorded to further reduce the carrying value of assets related to certain underperforming stores which had been targeted for disposition in 1993. As of December 31, 1995, the Partnership had substantially completed the disposition of these properties.

There were no additional write-downs during 1996. Management believes that estimates used in evaluating the adoption of SFAS No. 121 were reasonable. However, actual expenses and cash flows could differ from these estimates.

                        PERKINS FAMILY RESTAURANTS, L.P.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                      (In Thousands, Except Per Unit Data)





                                                                      Cash
                                                                 Distributions
                              Operating    Net       Net Income     Declared
    1996         Revenues      Income     Income      Per Unit      Per Unit
------------------------------------------------------------------------------
1st Quarter     $ 59,973     $ 8,935     $ 2,275     $   0.22  $    0.325
2nd Quarter       63,516      10,548       3,352         0.32       0.325
3rd Quarter       66,217      11,791       4,872         0.47       0.325
4th Quarter       63,087      10,061       3,023         0.29       0.325
------------------------------------------------------------------------------
                $252,793     $41,335     $13,522     $   1.30  $     1.30
==============================================================================




                                                                      Cash
                                                                 Distributions
                              Operating    Net       Net Income     Declared
    1996         Revenues      Income     Income      Per Unit      Per Unit
------------------------------------------------------------------------------
1st Quarter     $ 56,913     $ 8,658     $ 2,200     $   0.21  $    0.325
2nd Quarter       60,843       9,460       2,912         0.28       0.325
3rd Quarter       66,334      10,883       4,200         0.40       0.325
4th Quarter       61,661       7,042         484         0.05       0.325
------------------------------------------------------------------------------
                $245,751     $36,043     $ 9,796     $   0.94  $     1.30
==============================================================================

RESPONSIBILITY FOR FINANCIAL STATEMENTS

The Partnership's management is responsible for the preparation, accuracy and integrity of the financial statements.

These statements have been prepared in accordance with generally accepted accounting principles consistently applied, in all material respects, and reflect estimates and judgments by management where necessary.

The Partnership maintains a system of internal accounting control which is adequate to provide reasonable assurance that transactions are executed and recorded in accordance with management's authorization and that assets are safeguarded.

Arthur Andersen LLP, independent public accountants, performs a separate independent audit of the financial statements. This includes an assessment of selected internal accounting controls to determine the nature, timing and extent of audit tests and other procedures they deem necessary to express an opinion on the fairness of the financial statements.

The adequacy of the Partnership's internal accounting controls is under the review of the Audit Committee of the Board of Directors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in, or disagreements with, accountants during 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following individuals are currently serving as directors and executive officers of Perkins:

Name                                  Age                 Position with PMC
----                                  ---                 -----------------

Donald N. Smith                       56                  Chairman of the Board and
                                                          Chief Executive Officer

Lee N. Abrams                         62                  Director

Steven L. Ezzes                       50                  Director

Charles A. Ledsinger, Jr.             47                  Director

D. Michael Meeks                      54                  Director

Richard K. Arras                      45                  President and Chief Operating Officer

Michael D. Kelly                      50                  Executive Vice President, Marketing

Steven R. McClellan                   41                  Executive Vice President, Chief Financial Officer

Jack W. Willingham                    51                  Executive Vice President, Restaurant Development

James F. Barrasso                     46                  Vice President, Foodservice Development

Michael P. Donahoe                    46                  Vice President, Controller

Clyde J. Harrington                   38                  Vice President, Operations Services

Patrick W. Ortt                       50                  Vice President, Operations - Eastern Division

Steven J. Pahl                        41                  Vice President, Operations - Western Division

Anthony C. Seta                       49                  Vice President, Research and Development

Robert J. Winters                     45                  Vice President, Franchise Development

Donald F. Wiseman                     50                  Vice President, General Counsel and Secretary

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

STEVEN L. EZZES
Steven L. Ezzes was elected Director of PMC, PRI, TRC, FICC and FHC and became a member of Perkins Restricted Limited Partnership Unit Plan Committee in February 1996. Since October 1996 Mr. Ezzes has been a Managing Director of Scotia Capital Markets (U.S.A.), Inc. From January 1995 to October 1996, Mr. Ezzes was a private investor and from May 1992 to January 1995, Mr. Ezzes was a Managing Director of Lehman Brothers, Inc. Mr. Ezzes previously served as a Director of PMC, PRI, TRC, FICC and FHC from January 1991 to May 1992.

CHARLES A. LEDSINGER, JR.
Charles A. Ledsinger, Jr. was elected Director of PMC, PRI, TRC, FICC and FHC in October 1991. He is also a member of Perkins Restricted Limited Partnership Unit Plan Committee. Since June 1995, Mr. Ledsinger has been Senior Vice President and Chief Financial Officer of Harrah's Entertainment, Inc. and from August 1996 to October 1996 Mr. Ledsinger served as Treasurer of Harrah's Entertainment, Inc. For more than three years prior, Mr. Ledsinger served as Senior Vice President and Chief Financial Officer of The Promus Companies Incorporated. Mr. Ledsinger is also a director of TBC Corporation, a company specializing in the production and sale of tires and batteries.

D. MICHAEL MEEKS
D. Michael Meeks was elected Director of PMC and became a member of the Audit Committee for PMC in August 1996. Mr. Meeks has been a private investor for more than the past five years. Mr. Meeks previously served as a director of PMC, PRI, TRC, FICC and FHC from December 1987 to October 1991.

RICHARD K. ARRAS
Richard K. Arras has been President and Chief Operating Officer of PMC since November 1988.

MICHAEL D. KELLY
Michael D. Kelly was elected Executive Vice President, Marketing, of PMC in March 1993. From January 1991 to February 1993, Mr. Kelly was Vice President, Marketing, for FICC.

STEVEN R. MCCLELLAN
Steven R. McClellan has served as Executive Vice President and Chief Financial Officer of PMC since September 1996. From June 1994 to September 1996 Mr. McClellan was Executive Vice President and General Banking Group Head of First Union National Bank of South Carolina, a subsidiary of First Union Corporation. For more than two years prior, he was Senior Vice President of NationsBank.

JACK W. WILLINGHAM
Jack W. Willingham was elected Executive Vice President, Restaurant Development of PMC in April 1994. From July 1991 to April 1994, Mr. Willingham served as Vice President, Corporate Development, of PMC.

JAMES F. BARRASSO
James F. Barrasso has been Vice President, Foodservice Development of PMC since February 1994. For more than two years prior, he served as Vice President, Operations Administration of PMC.

MICHAEL P. DONAHOE
Michael P. Donahoe has been Vice President, Controller of PMC since October 1993. He has also been Vice President, Controller and Treasurer of TRC and PRI since January 1986 and November 1988, respectively. From May 1989 to October 1993, he was Vice President, Chief Financial Officer and Treasurer of PMC. Mr. Donahoe served as Vice President and Assistant Secretary of FHC from December 1988 to October 1995. He is a Certified Public Accountant.

CLYDE J. HARRINGTON
Clyde J. Harrington was elected Vice President, Operations Services of PMC in September 1996. From August 1995 to September 1996 he was Director, Systems Operations of PROC and from March 1995 to August 1995 he served as Director in Training for PROC. From November 1992 to March 1995 Mr. Harrington served as Director, Operations for the Restaurant Division of PepsiCo., Inc. and from March 1992 to November 1992 he served as Director of Delivery Development for Pizza Hut, Inc.

PATRICK W. ORTT
Patrick W. Ortt was elected Vice President, Operations - Eastern Division of PMC in September 1996. From March 1993 to September 1996, Mr. Ortt served as Director, Systems Operations of PROC. For more than two years prior, he was Vice President, Operations of Pasta Lovers Trattoria, Inc.

STEVEN J. PAHL
Steven J. Pahl was elected Vice President, Operations - Western Division of PMC in September 1996. From November 1988 to September 1996 Mr. Pahl served as Director, System Operations of PROC.

ANTHONY C. SETA
Anthony C. Seta was elected Vice President, Research and Development of PMC in April 1994. From August 1992 to April 1994 he served as Vice President, Food and Beverage for Blackeyed Pea Restaurants, Inc. For more than a year prior, he was the owner and chef of an independent restaurant. Mr. Seta also acted as a consultant to Kenny Rogers Roasters from January 1992 to August 1992.

ROBERT J. WINTERS
Robert J. Winters was elected Vice President, Franchise Development of PMC in October 1996. From March 1993 to October 1996 he served as Senior Director, Franchise Development of PMC. For more than a year prior, he was Director, Training and Development of PMC.

DONALD F. WISEMAN
Donald F. Wiseman has been Vice President, General Counsel and Secretary of PMC since December 1991.

Members of PMC's Board of Directors serve until such time as their successors are elected and qualified. Officers serve at the pleasure of the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

On February 27, 1996 Patrick W. Ortt, Vice President Operations - Eastern Division sold 800 Units. This sale was disclosed by Mr. Ortt on a late Form 4 filed January 21, 1997. Clyde J. Harrington, Vice President, Operations Services; Patrick W. Ortt, Vice President, Operations - Eastern Division and Steven J. Pahl, Vice President, Operations - Western Division each received an award of 1,000 Units on September 9, 1996. Each of these awards were disclosed on a separate Form 4 filed late by each of the aforementioned officers on November 26, 1996. James F. Barrasso, Vice President, Foodservice Development sold 550 Units on September 27, 1996. The sale was disclosed by Mr. Barrasso on a late Form 4 filed October 25, 1996. Lee N. Abrams, Director of PMC inherited 3,000 Units on December 13, 1996. Mr. Abrams disclosed this acquisition on a late Form 5 filed on March 5, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes all compensation paid or accrued for services rendered to Perkins in all capacities during each of the three years in the period ended December 31, 1996 with respect to the Chief Executive Officer of PMC and the four most highly compensated executive officers of PMC whose total annual salary and bonus exceeded $100,000.


                                                                                  Long-Term
                                       Annual Compensation                       Compensation
                                       -------------------                        Restricted       All Other
                                                                                    Units          Compen
Principal Position           Year      Salary      Bonus           Other           Awards(4)       sation
-------------------------------------------------------------------------------------------------------------

DONALD N. SMITH              1996     $212,912     $110,000     $ 8,832(1)(2)             --     $  550(5)
 Chairman & Chief            1995      205,319           --       8,832(1)(2)             --        550(5)
 Executive Officer           1994      199,690           --       7,809(1)(2)             --        853(5)

RICHARD K. ARRAS             1996     $226,788     $ 99,000     $18,097(1)(2)             --     $6,490(5)(6)
 President & Chief           1995      216,269           --      17,529(1)(2)        $97,335      3,448(5)(6)
 Operating Officer           1994      208,915           --      17,340(1)(2)             --      5,758(5)(6)

MICHAEL D. KELLY             1996     $176,287     $ 60,000     $12,726(1)(2)             --     $4,808(5)(6)
 Exec. Vice President,       1995      166,250           --      11,848(1)(2)        $64,890      2,772(5)(6)
 Marketing                   1994      166,642           --      13,077(1)(2)(3)          --      5,957(5)(6)

JACK W. WILLINGHAM           1996     $161,582     $ 56,500     $15,135(1)(2)             --     $7,630(5)(6)
 Exec. Vice President,       1995      153,538           --      14,345(1)(2)        $64,890      5,190(5)(6)
 Restaurant Development      1994      148,654           --      13,925(1)(2)        $39,000      6,430(5)(6)

DONALD WISEMAN               1996     $143,654     $ 43,500     $14,366(1)(2)             --     $7,630(5)(6)
 Vice President, General     1995      137,487           --      13,628(1)(2)        $48,668      4,149(5)(6)
 Counsel and Secretary       1994      132,229           --      13,360(1)(2)             --      6,459(5)(6)

------------------------
(1) Includes premiums paid for medical and disability insurance during 1996 for the named executive officers in the following amounts: Mr. Smith - $6,312; Mr. Arras - $10,447; Mr. Kelly - $5,076; Mr. Willingham - $7,485; and Mr. Wiseman - $6,716 Premiums paid on behalf of the named executive officers during 1995 were:
Mr. Smith - $6,312; Mr. Arras - $10,329; Mr. Kelly - $4,648; Mr. Willingham - $7,145; and Mr. Wiseman - $6,428. The following premiums were paid on behalf of the named officers during 1994; Mr. Smith - $5,289; Mr. Arras - $10,140; Mr. Kelly - $4,397; Mr. Willingham - $6,725; and Mr. Wiseman - $6,160.

(2) Includes auto allowance paid to the named executive officers during 1996 in the following amounts: Mr. Smith - $2,520; Mr. Arras - $7,650; Mr. Kelly - $7,650; Mr. Willingham - $7,650; and Mr. Wiseman - $7,650. During 1995 and 1994,
Mr. Smith received an auto allowance of $2,520; Mr. Arras - $7,200; Mr. Kelly - $7,200; Mr. Willingham - $7,200; and Mr. Wiseman - $7,200.

(3) Includes relocation expenses in the amount of $1,480 for 1994 for Mr. Kelly.

(4) The restricted period applicable to each award of Units under Perkins Family Restaurants, L.P. Restricted Limited Partnership Unit Plan (the "Plan") is established by the Plan Committee (the "Committee") and may not exceed ten (10) years. For awards granted prior to 1995, restrictions on ten percent (10%) of the units are released each year. For awards granted after 1994, restrictions on ten percent (10%) of the units are released in any year in which the Partnership exceeds ninety percent (90%) of its profit plan. For each fiscal year in which Perkins meets or exceeds its profit plan, the Committee will lift the restrictions on an additional ten percent (10%) of the Units awarded. The Units are subject to forfeiture upon termination of employment (except terminations resulting from death, disability, or retirement). Forfeited Units are available for award under the Plan. Holders of restricted Units are entitled to receive cash distributions during the restricted period, unless and until such Units are forfeited. On December 31, 1996, Mr. Arras held 13,350 restricted Units valued at $180,881 on the date of grant ($170,213 as of December 31, 1996), Mr. Kelly held 12,040 restricted Units valued at $193,515 on the date of the grant ($153,510 as of December 31, 1996), Mr. Willingham held 10,640 Units valued at $169,090 on the date of grant ($135,660 as of December 31, 1996), and Mr. Wiseman held 8,580 restricted Units valued at $135,668 on the date of the grant ($109,395 as of December 31, 1996).

(5) Includes premiums paid for group term life insurance. Premiums paid during 1996 for the named executive officers were: Mr. Smith - $550; Mr. Arras - $1,740; Mr. Kelly - $58; Mr. Willingham - $2,880; and Mr. Wiseman - $2,880. Premiums paid on behalf of the named executive officers for 1995 were as follows: Mr. Smith - $550; Mr. Arras - $1,138; Mr. Kelly - $1,232; Mr. Willingham - $2,880; and Mr. Wiseman - $1,839. Premiums paid during 1994 were:
Mr. Smith - $853; Mr. Arras - $1,138; Mr. Kelly - $1,839; Mr. Willingham - $1,839; and Mr. Wiseman - $1,839.

(6) Includes Perkins' discretionary matching contributions allocated to the named executive officers for the period January 1, 1996 through December 31, 1996 under Perkins Retirement Savings Plan as follows: Mr. Arras - $4,750; Mr. Kelly - $4,750; Mr. Willingham - $4,750; and Mr. Wiseman - $4,750. For the period January 1, 1995 through December 31, 1995 the contributions were as follows: Mr. Arras - $2,310; Mr. Kelly - $1,540; Mr. Willingham - $2,310; and Mr. Wiseman - $2,310. For the period January 1, 1994 through December 31, 1994, matching contributions allocated to the named executives were: Mr. Arras - $4,620; Mr. Kelly - $4,118; Mr. Willingham - $4,591; and Mr. Wiseman - $4,620.


COMPENSATION OF DIRECTORS.

During 1996, Lee N. Abrams and D. Michael Meeks were paid for their services as members of the Board of PMC. Messrs. Abrams and Meeks each received an attendance fee per meeting of $5,000 plus expenses. Mr. Abrams participated in and was paid for six meetings of the Board in 1996. Mr. Meeks participated in and was paid for three meetings of the Board since his election in August 1996. Messrs. Abrams and Meeks are also paid $1,000 plus expenses for their attendance and participation in each Audit Committee meeting. No compensation is paid for their participation in Audit Committee meetings held by telephone or for their attendance when such meetings are held on the same day as a Board meeting. In 1996, all Audit Committee meetings were held by telephone or on the same day as a Board meeting. For 1997 and beyond, all non-employee directors will be compensated on the same basis.

Mr. Abrams received an award of 500 Units on February 16, 1996 under the Restricted Limited Partnership Unit Plan (the "Plan") valued at $6,250 on the date of the grant. Mr. Meeks received an award of 500 Units on August 22, 1996 under the Plan valued at $6,000 on the date of the grant. Mr. Abrams, Mr. Meeks, Steven L. Ezzes, and Charles Ledsinger, Jr. each received awards of 500 Units on February 4, 1997 under the Plan valued at $7,000 on the date of the grant. On December 31, 1996, Mr. Abrams held 2,630 restricted Units under the Plan valued at $40,376 on the date of the grant, and Mr. Meeks held 500 restricted Units under the Plan valued at $6,000 on the date of the grant. The restricted period applicable to each award of Units under the Plan is established by the Plan Committee (the "Committee") and may not exceed ten (10) years. For awards granted prior to 1995, restrictions on ten percent (10%) of the units are released each year. For awards granted after 1994, restrictions on ten percent (10%) of the units are released in any year in which Perkins exceeds ninety percent (90%) of its profit plan. For each fiscal year in which Perkins meets or exceeds its profit plan, the Committee will lift the restrictions on an additional ten percent (10%) of the Units awarded. Holders of restricted Units are entitled to receive cash distributions during the restricted period, unless and until such Units are forfeited.

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

PRI is wholly owned by TRC. TRC is principally owned by Harrah's Entertainment, Inc., (33.2%), Donald N. Smith (33.2%) and The Equitable Life Assurance Society of the United States (24.7%). Pursuant to the terms of a certain Stockholders Agreement dated November 21, 1985 (the "Stockholders Agreement") among TRC's stockholders, the voting and disposition of the shares of TRC are subject to numerous restrictions. Significant stockholder and director actions (including certain transactions in TRC's assets and the disposition of TRC's indirect investment in Perkins), as defined in the Stockholders Agreement and in the By-Laws of TRC, PRI and PMC, must be approved by a unanimous vote of the Board of Directors of the company proposing to take any such action.

         (B)  SECURITY OWNERSHIP OF MANAGEMENT.

The following table sets forth the number of Units beneficially owned either directly or indirectly on March 3, 1997 by all directors and the executive officers named in the Summary Compensation Table above, including all directors and officers as a group:

                                                                    Amount and
                                                                    Nature of       Percent
                                                                    Beneficial      of Class
Title of Class                      Name of Beneficial Owner        Ownership    (* less than 1%)
--------------                      ------------------------        ---------    ----------------
Depositary Units Representing      Lee N. Abrams                     10,900        *
Limited Partnership Interests
in the Registrant
 "                                 Richard K. Arras                  34,560        *
 "                                 Steven L. Ezzes                      500        *
 "                                 Michael D. Kelly                  12,040        *
 "                                 Charles A. Ledsinger, Jr.            500        *
 "                                 D. Michael Meeks                   1,000        *
 "                                 Donald N. Smith                1,674,276(1)     15.98%
 "                                 Jack W. Willingham                10,840        *
 "                                 Donald F. Wiseman                  8,580        *
 "                                 All Directors and Officers
                                   of Registrant as a group       1,858,261        17.41%


(1) Owned indirectly through Mr. Smith's 33.2% ownership of TRC, the sole shareholder of PRI.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(A)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

During 1996 and 1995, FICC purchased layer cakes and muffin and pancake mixes from Perkins for which Perkins was paid approximately $1,425,000 and $1,909,000 respectively. PMC believes that the prices paid to Perkins for these products were no less favorable than the prices that would have been paid for the same products by a non-affiliated party in an arm's length transaction.

Perkins has subleased certain land, building and equipment to FICC. During 1996 and 1995, Perkins received approximately $328,000 and $318,000, respectively, related to those subleases.

In 1996, PMC made payments to TRC Realty Co., a subsidiary of TRC, totaling $467,000 related to the use of an aircraft leased by TRC Realty Co. PMC's use of this aircraft is solely for Partnership related purposes, and the Partnership reimburses PMC for all airplane expenses paid. Pursuant to an agreement expiring April 14, 2004, the Partnership is obligated to reimburse monthly an amount equal to 50% of the fixed costs of the aircraft (consisting principally of lease payments, pilot salaries, insurance and hanger rental) and its proportionate share of variable expenses (such as fuel and maintenance) based on PMC's actual usage of the aircraft.

(B)  CERTAIN BUSINESS RELATIONSHIPS.

Lee N. Abrams, a director of PMC, is a senior partner in the Mayer, Brown & Platt law firm. Mayer, Brown & Platt represented Perkins in several matters during 1996.

(C)  INDEBTEDNESS OF MANAGEMENT.

In December 1992, Jack W. Willingham, Executive Vice President, Restaurant Development, obtained a loan from PROC in the original principal amount of $70,000 with interest at the prime rate, which on March 3, 1997 was 8.25%. This loan, as renegotiated effective July 1, 1995, is secured by his principal residence and requires yearly interest payments through January 2000, on which date the entire unpaid principal balance and all accrued interest are due and payable. The highest outstanding principal balance during 1996 was $63,746 and the remaining principal balance at March 3, 1997 was $46,946.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)      1. FINANCIAL STATEMENTS (INCLUDING RELATED NOTES TO FINANCIAL
               STATEMENTS) FILED AS PART OF THIS REPORT ARE LISTED BELOW:

         Report of Independent Public Accountants.
         Statements of Income for Each of the Three Years in the Period Ended
            December 31, 1996.
         Balance Sheets at December 31, 1996 and 1995.
         Statements of Changes in Partners' Capital for Each of the Three Years
            in the Period Ended December 31, 1996.
         Statements of Cash Flows for Each of the Three Years in the Period
            Ended December 31, 1996.


         2. THE FOLLOWING FINANCIAL STATEMENT SCHEDULES FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 ARE INCLUDED:

         No.
                           Report of Independent Public Accountants on
                           Schedule.
         II.               Valuation and Qualifying Accounts.

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

                  10.85             Guaranty  dated  July 5, 1995 among  Perkins  Restaurants  Operating  Company,  L.P.  and
                                    BancBoston Leasing, Inc.(5)

                  10.9              Note Facility Agreement dated December 13, 1995 among Perkins Family  Restaurants,  L.P.,
                                    Perkins  Restaurants  Operating  Company,  L.P. and The Prudential  Insurance  Company of
                                    America. (12)

                  11                Computations of Net Income Per Unit.

                  23                Consent of Independent Public Accountants.

                  27                Financial Data Schedules.

                  99.1              Certificate of Incorporation of The Restaurant Company.(9)

                  99.2              Certificate  of  Amendment  of  Certificate  of  Incorporation  of  The Restaurant
                                    Company. (4)

                  99.3              By-Laws of The Restaurant Company.(10)

                  99.4              Articles of Incorporation, as amended, of Perkins Restaurants, Inc.(8)


                  99.5              By-Laws of Perkins Restaurants, Inc.(10)

                  99.6              Stockholders Agreement, dated as of November 21, 1985, among The Restaurant
                                    Company, Holiday Inns, Inc., Bass Investment Limited Partnership, Donald N. Smith,
                                    et al.(10)

                  99.7              Pledge Agreement dated September 2, 1988 between Perkins Restaurants,  Inc. and The First
                                    National Bank of Boston.(7)

--------------------

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

         (12) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(B) NO REPORTS ON FORM 8-K WERE FILED DURING THE FOURTH QUARTER OF 1996.

TRADEMARK NOTICE

The following trademarks are used in this report to identify products and services of Perkins Restaurants Operating Company, L.P.: Perkins, Perkins Family Restaurant, Perkins Family Restaurant and Bakery, Perkins Express and Bakery and Perkins Bakery.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 27th day of March, 1997.

                                  PERKINS FAMILY RESTAURANTS, L.P.
                                  BY: PERKINS MANAGEMENT COMPANY, INC.,
                                      GENERAL PARTNER


                                  By:/s/ Donald N. Smith
                                     -------------------------
                                  Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of March, 1997.

Signature                                          Title
/s/ Donald N. Smith                     Chairman of the Board, Chief Executive
-------------------------               Officer and Director
Donald N. Smith

/s/ Lee N. Abrams                       Director
-------------------------
Lee N. Abrams

/s/ Steven L. Ezzes                     Director
-------------------------
Steven L. Ezzes

/s/ Charles A. Ledsinger, Jr.           Director
-------------------------
Charles A. Ledsinger, Jr.

/s/ D. Michael Meeks                    Director
-------------------------
David Michael Meeks

/s/ Steven R. McClellan                 Executive Vice President, Chief  Financial Officer
-------------------------
Steven R. McClellan

/s/ Michael P. Donahoe                  Vice President, Controller
-------------------------
Michael P. Donahoe

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Partners of Perkins Family Restaurants, L.P.:


We have audited in accordance with generally accepted auditing standards, the financial statements of Perkins Family Restaurants, L.P., included in this Form 10-K, and have issued our report thereon dated March 27, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14.(a)2. is the responsibility of the Partnership's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                             Arthur Andersen LLP




Memphis, Tennessee,
March 27, 1997.

                                                                SCHEDULE II

                       PERKINS FAMILY RESTAURANTS, L.P.
                      VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)




-----------------------------------------------------------------------------------------------------------------------------------
          Column A                          Column B             Column C                Column D          Column E
-----------------------------------------------------------------------------------------------------------------------------------

                                                                 Additions
                                                          ----------------------
                                            Balance at     Charged      Charged           Deductions         Balance
                                           Beginning of   to Costs &    to Other             from           at Close
        Description                           Period       Expenses     Accounts           Reserves         of Period

-----------------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1996

Allowance for Doubtful Accounts               $  495       $ 299        $   -               $  (354) (a)     $  440
                                              ======       =====        =====               =======          ======

Reserve for Disposition of Assets             $1,061       $   -        $   -               $(1,061) (c)     $    0
                                              ======       =====        =====               =======          ======

Allowance for Income Taxes                    $  575       $   -        $   -               $  (175)         $  400 (d)
                                              ======       =====        =====               =======          ======


FISCAL YEAR ENDED DECEMBER 31, 1995

Allowance for Doubtful Accounts               $  380       $ 295        $  22               $  (202) (a)     $  495
                                              ======       =====        =====               =======          ======

Reserve for Disposition of Assets             $2,347       $ 335        $   -               $(1,621) (c)     $1,061
                                              ======       =====        =====               =======          ======

Allowance for Income Taxes                    $1,080       $   -        $   -               $  (505)         $  575 (d)
                                              ======       =====        =====               =======          ======


FISCAL YEAR ENDED DECEMBER 31, 1994

Allowance for Doubtful Accounts               $  401       $ 208        $   -               $  (229) (a)     $  380
                                              ======       =====        =====               =======          ======

Reserve for Disposition of Assets             $2,492       $ 193 (b)    $   -               $  (338) (c)     $2,347
                                              ======       =====        =====               =======          ======

Allowance for Income Taxes                    $2,030       $   -        $   -               $  (950)         $1,080 (d)
                                              ======       =====        =====               =======          ======
------------------

(a) Represents uncollectible accounts written off, net of recoveries, and net costs associated with direct financing sublease receivables for which a reserve was established.

(b) Represents the portion of the provision recorded in 1993 and the additional provision recorded in 1994 related to the writedown of certain operating assets to their fair market values in connection with their proposed disposition.

(c) Represents disposal of assets included in the reserve.

(d) Represents the valuation allowance necessary to reduce to zero the net deferred tax assets realized in connection with the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" due to the uncertainty of their realizability.