Form 10-Q
period 1997-03-31
PERKINS FAMILY RESTAURANTS LP
filed 1997-05-13
CIK 797460

                                                                 CONFORMED COPY
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  ---------

                                  FORM 10-Q

(MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997
                              ----------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------  ----------

Commission file number   1-9214
                      ---------

                      Perkins Family Restaurants, L.P.
--------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                       Delaware                                           62-1283091
--------------------------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION) (I.R.S. EMPLOYER IDENTIFICATION NO.)


  6075 Poplar Avenue,  Suite 800,   Memphis, Tennessee                     38119-4709
--------------------------------------------------------------------------------------------------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

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



                                      Three Months Ended
                                           March 31
                                      ------------------
                                        1997      1996
                                      -------    -------

REVENUES:
 Food sales                           $57,018    $55,599
 Franchise revenues                     4,463      4,374
                                      -------    -------
Total Revenues                         61,481     59,973
                                      -------    -------
COSTS AND EXPENSES:
Cost of Sales:
 Food cost                             16,384     16,367
 Labor and benefits                    19,328     19,027
 Operating expenses                    11,894     11,818
General and administrative              6,212      5,612
Depreciation and amortization           3,942      3,826
Interest, net                           1,220      1,288
Other, net                               (224)      (240)
                                      -------    -------

Total Costs and Expenses               58,756     57,698
                                      -------    -------

NET INCOME                            $ 2,725    $ 2,275
                                      =======    =======

WEIGHTED AVERAGE UNITS OUTSTANDING     10,326     10,288

NET INCOME PER UNIT                   $  0.26    $  0.22

CASH DISTRIBUTION DECLARED PER UNIT   $ .0325    $ 0.325

  The accompanying notes are an integral part of these financial statements.

                       PERKINS FAMILY RESTAURANTS, L.P.
                                BALANCE SHEETS
                                (In Thousands)



                                               March 31,    December 31,
                                                 1997          1996
                                              (Unaudited)
                                              -----------   -----------
                             ASSETS
CURRENT ASSETS:
Cash and cash equivalents                      $    720      $  2,737
Receivables, less allowance for
 doubtful accounts of $472 and $430               7,517         6,285
Inventories, at the lower of first-               3,996         4,234
 in, first-out cost or market
Prepaid expenses and other current assets         2,394         1,551
                                               --------      --------
        Total current assets                     14,627        14,807
                                               --------      --------
PROPERTY AND EQUIPMENT, at cost, net of
 accumulated depreciation and amortization      113,022       115,086

NOTES RECEIVABLE, less allowance for
 doubtful accounts of $9 and $10                    673           805

INTANGIBLE AND OTHER ASSETS, net of
 accumulated amortization of $26,735
  and $26,451                                    24,928        24,958
                                               --------      --------
                                               $153,250      $155,656
                                               ========      ========

     The accompanying notes are an integral part of these balance sheets.

                       PERKINS FAMILY RESTAURANTS, L.P.
                                BALANCE SHEETS
                     (In Thousands, Except Unit Amounts)



                                                   March 31,   December 31,
                                                     1997          1996
                                                  (Unaudited)
                                                  -----------  ------------
         LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
 Current maturities of long-term debt              $  5,112      $  4,356
 Current maturities of capital lease obligations      1,590         1,683
 Accounts payable                                     7,123         8,878
 Accrued expenses                                    12,316        14,235
 Distributions payable                                3,474         3,479
                                                   --------      --------
     Total current liabilities                       29,615        32,631
                                                   --------      --------
CAPITAL LEASE OBLIGATIONS, less
 current maturities                                   8,202         8,573

LONG-TERM DEBT, less current maturities              49,688        48,244

OTHER LIABILITIES                                     4,738         4,651

PARTNERS' CAPITAL:
 General partner                                        610           615
 Limited partners (10,477,995 and 10,492,930 Units
  issued and outstanding)                            62,314        63,220
 Deferred compensation related to restricted units   (1,917)       (2,278)
                                                   --------      --------

     Total partners' capital                         61,007        61,557
                                                   --------      --------
                                                   $153,250      $155,656
                                                   ========      ========


     The accompanying notes are an integral part of these balance sheets.

                       PERKINS FAMILY RESTAURANTS, L.P.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In Thousands)

                                                             Three Months Ended
                                                                  March 31
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income                                                   $ 2,725    $ 2,275
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                3,942      3,826
  Other non cash income and expense items                        348        485
  Changes in other operating assets and liabilities           (5,851)       792
                                                             -------    -------
    Total adjustments                                         (1,561)     5,103
                                                             -------    -------
Net cash provided by operating activities                      1,164      7,378
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                          (1,561)    (2,963)
Payments on notes receivable                                     123        858
                                                             -------    -------
Net cash used in investing activities                         (1,438)    (2,105)
                                                             -------    -------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from long-term debt                                   9,600      3,850
Payments on long-term debt                                    (7,400)    (5,475)
Principal payments under capital lease obligations              (464)      (496)
Distributions to partners                                     (3,479)    (3,475)
                                                             -------    -------
Net cash used in financing activities                         (1,743)    (5,596)
                                                             -------    -------

Net decrease in cash and cash equivalents                     (2,017)      (323)
                                                             -------    -------
CASH AND CASH EQUIVALENTS:
Balance, beginning of period                                   2,737      1,825
                                                             -------    -------
Balance, end of period                                       $   720    $ 1,502
                                                             =======    =======


  The accompanying notes are an integral part of these financial statements.

                       PERKINS FAMILY RESTAURANTS, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

Basis of Presentation

The accompanying unaudited financial statements of Perkins Family Restaurants, L.P. (the "Partnership") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of the operating results. Results of operations for the interim periods are not necessarily indicative of a full year of operations. The notes to the financial statements contained in the 1996 Annual Report to Unitholders should be read in conjunction with these statements.

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

Net Income Per Unit

Net Income Per Unit is computed as follows (in thousands, except per unit amounts):


                                      Three Months Ended
                                           March 31
                                      ------------------
                                       1997        1996
                                      -------    -------
Net income as reported                $ 2,725    $ 2,275
Less: 1% general partner's interest       (27)       (23)
                                      -------    -------

Net income applicable to units        $ 2,698    $ 2,252
                                      =======    =======

Weighted average units outstanding     10,326     10,288

Net income per unit                   $  0.26    $  0.22

Weighted Average Units Outstanding

Weighted average units outstanding are computed as follows (in thousands):


                                     Three Months Ended
                                          March 31
                                     --------------------
                                       1997       1996
                                     ---------  ---------
Weighted average units                 10,317     10,284


Weighted average equivalent units           9          4
                                       ------     ------

Weighted average units outstanding     10,326     10,288
                                       ======     ======

Contingencies

The Partnership is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Partnership's financial position or results of operations.

The Partnership has sponsored financing programs offered by certain lending institutions to help its franchisees procure funds for the construction of new franchised restaurants and to purchase and install the Perkins in-store bakery. The Partnership provides a limited guaranty of the funds borrowed. At March 31, 1997, there were approximately $2,639,000 in borrowings outstanding under these programs. The Partnership has guaranteed $954,000 of these borrowings which represents its minimum commitments under these agreements. The Partnership does not anticipate its guaranties under these programs will exceed these minimums in the future.

During 1995, the Partnership entered into a separate agreement with one of the lending institutions to assist a franchisee in obtaining lease financing to install in-store bakeries in 28 existing restaurants operated by the franchisee. Pursuant to the agreement, the Partnership will provide a declining limited guaranty to the lender for payment of the franchisee's obligations between the lender and the franchisee. At March 31, 1997, there were approximately $504,000 in borrowings outstanding under the program, of which the Partnership has guaranteed approximately $353,000. No additional borrowings are available under this program.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three months ended March 31, consisted of the following (in thousands):


                            Three Months Ended
                                 March 31,
                           --------------------
                             1997        1996
                           --------   ---------
(Increase) Decrease in:
 Receivables                $(1,313)     $ 113
 Inventories                    238        791
 Prepaid expenses and
   other current assets        (906)      (998)
 Other assets                  (278)       131

Increase (Decrease) in:
 Accounts payable            (1,754)      (191)
 Accrued expenses            (1,926)       303
 Other liabilities               88        643
                            -------      -----

                            $(5,851)     $ 792
                            =======      =====

The Partnership paid interest of $1,211,000 and $1,317,000 during the first quarters of 1997 and 1996, respectively.

Federal Income Taxation

Under the Partnership's current form of taxation, the distributions paid by the Partnership are not taxable to its partners. Instead, each partner must pay tax on his or her allocable share of the Partnership's net income. Beginning January 1, 1998, the Partnership will be taxed as a corporation. Had the Partnership been taxed as a corporation in 1996, it would have paid Federal and state corporate income taxes of approximately $5,500,000. Under corporate tax principles, the Partnership must itself pay taxes on its income, and cash distributions, if any, would be taxed in the year in which received by the stockholder. Thus, had the Partnership been taxed as a corporation in 1996, in addition to the income taxes payable by the Partnership, each unitholder receiving a distribution would have been liable for taxes in an amount equal to his individual marginal tax rate times the total distribution received. Being taxed as a corporation will reduce the amount of cash available to the Partnership by the amount of the taxes it must pay and, in the absence of increased borrowings, will reduce by such amount the cash available to the Partnership for capital expenditures, prepayment of outstanding indebtedness, cash distributions or other corporate purposes.

As of March 31, 1997 and December 31, 1996, the Partnership had deferred tax assets related to existing temporary differences that are projected to reverse after January 1, 1998. However, management believes that a conclusion as to the realizability of certain of those assets based upon current circumstances is highly subjective, and has therefore established valuation allowances as appropriate. Accordingly, no deferred provision for income taxes has been reflected in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 1997


RESULTS OF OPERATIONS

Overview:

A summary of the Partnership's results for the first quarter ended March 31 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues. Certain prior year amounts have been reclassified to conform to current year presentation.


                                 Three Months Ended
                                       March 31
                                ---------------------
                                 1997           1996
                                -----          ------
Revenues:
 Food sales                      92.7 %         92.7 %
 Franchise revenues               7.3            7.3
                                -----          -----
Total revenues                  100.0          100.0
                                -----          -----
Costs and expenses:
Cost of sales:
  Food cost                      26.7           27.3
  Labor and benefits             31.4           31.7
  Operating expenses             19.4           19.7
 General and administrative      10.1            9.4
 Depreciation and amortization    6.4            6.4
 Interest, net                    2.0            2.1
 Other, net                      (0.4)          (0.4)
                                -----          -----
 Total costs and expenses        95.6           96.2
                                -----          -----

 Net income                       4.4 %          3.8 %
                                =====          =====

Net income for the first quarter of 1997 was $2,725,000 or $.26 per limited partnership unit versus $2,275,000 or $.22 per unit for the same period in 1996.

Revenues:

Total revenues for the first quarter of 1997 increased approximately 2.5% over the same period last year due primarily to higher comparable restaurant sales. Same store comparable sales increased approximately 5% over the first quarter of 1996 due primarily to an increase in comparable guest visits, selective menu price increases and guest trends toward higher-priced entrees. Three Partnership-operated restaurants which were not open for the full first quarter of 1996 also contributed to the increase in restaurant food sales during the three months ended March 31, 1997. These increases were offset by the loss of one day of sales as 1996 was a leap year and the closing or refranchising of eleven Partnership-operated restaurants during 1996.

Revenues from Foxtail Foods ("Foxtail"), the Partnership's manufacturing division, decreased approximately 4.7% over the three months ended March 31, 1996, and constituted approximately 7% of the Partnership's revenues. Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Partnership-operated and franchised restaurants through food service distributors in order to ensure consistency and availability of Perkins' proprietary products to each unit in the system. Additionally, Foxtail manufactures certain proprietary and non-proprietary products for sale to non-Perkins operations. Sales to Partnership-operated restaurants are eliminated in the accompanying income statements. The decrease in Foxtail revenues can be primarily attributed to non-Perkins sales contracts that were not renewed in early 1997.

Franchise revenues, which consist primarily of franchise royalties and sales fees, increased 2.0% over the first quarter of 1996. This increase is due primarily to the opening of 22 new franchise restaurants and the sale of three
Partnership-operated restaurants to franchisees since January 1, 1996.   This
increase is partially offset by the closing of ten franchised restaurants during the same period and lower franchise sales fees due to fewer franchise restaurants opening during the first quarter of 1997 compared to the prior year.

Costs and expenses:

Food cost:

In terms of total revenues, food cost for the three months ended March 31, 1997, decreased .6 percentage points over the same period in 1996. The decrease in food cost is primarily related to decreased raw material costs at Foxtail. Restaurant division food cost decreased slightly due to a decline in the costs of certain key commodities and selective menu price increases. This decrease was partially offset by higher food cost associated with pork and poultry products due to increased commodity prices and the use of a new turkey product, respectively.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, decreased .3 percentage points for the three months ended March 31, 1997, due to continued improvement in labor productivity in the Partnership's restaurants and pie manufacturing facility. These expenses also benefited from reduced claims cost associated with the Partnership's group health and workers' compensation programs.

The wage rates of the Partnership's hourly employees are impacted by Federal and state minimum wage laws. Legislation enacted during 1996 which raised the Federal minimum wage rate in 1996 and will further increase the minimum wage rate in 1997 has had a material impact on the Partnership's labor costs. In the past, the Partnership has been able to offset increases in labor costs through selective menu price increases and improvements in productivity. The Partnership anticipates that it can offset the majority of the current increases through selective menu price increases. However, there is no guarantee that future increases can be mitigated through raising menu prices.

Operating expenses:

Operating expenses for the first quarter of 1997 decreased .3 percentage points from the three months ended March 31, 1996. This decrease is partially attributed to a decrease in franchise opening costs due to fewer franchise restaurants opening during the first quarter of 1997 compared to the prior year. In addition, Partnership-operated restaurants experienced decreases in repairs and maintenance and local store marketing costs.

General and administrative:

General and administrative expenses, in terms of total revenues, increased .7 percentage points from the three months ended March 31, 1996. This increase is primarily due to higher incentive compensation costs and payroll due to new administrative positions.

Depreciation and amortization:

Depreciation and amortization for the three months ended March 31, 1997, increased approximately 3% over the same period last year due primarily to the addition of new Partnership-operated restaurants as well as refurbishments made to upgrade existing restaurants.

Interest:

Interest expense for the three months ended March 31, 1997, decreased 5.3% over the same period last year due primarily to lower debt outstanding during the period. Debt was lower in 1997 due to a reduction in new restaurant openings in the past twelve months. In addition, interest expense associated with capital lease obligations has decreased.

CAPITAL RESOURCES AND LIQUIDITY

Principal uses of cash during the first quarter ended March 31, 1997, were distributions paid to Unitholders and capital expenditures. Capital expenditures consisted primarily of equipment purchases for new Partnership-operated Cafe and Bakeries and costs related to remodels of existing restaurants. Two new Cafe and Bakeries were opened in the first quarter of 1997. Remodels and unit upgrades constituted more than 85% of the capital expenditures during the first quarter. The Partnership's primary source of funding was cash provided by borrowings.

The Partnership maintains a $40,000,000 revolving line of credit facility and a $10,000,000 term loan agreement with three banks. The revolving line of credit contains a $6,000,000 sublimit for letters of credit and expires on June 30, 1997, at which time all amounts outstanding become payable. As of March 31, 1997, $16,000,000 in borrowings and approximately $2,314,000 in letters of credit were outstanding under the line of credit facility. The borrowings under the term loan agreement are due in quarterly installments through June 30, 1998. As of March 31, 1997, $4,600,000 was outstanding under this agreement.

On March 18, 1997, the Partnership entered into a commitment agreement with its agent bank to provide a credit facility of up to $60,000,000. This is composed of a $40,000,000 reducing revolving credit facility, a $15,000,000 revolving growth facility, and a $5,000,000 standby letter of credit facility. The reducing revolving credit facility matures on March 31, 2002, and will reduce $2,000,000 per year commencing on September 30, 1998. This facility will initially be used to repay amounts outstanding under the Partnership's existing line of credit and term loan facilities. The growth facility may only be used for the acquisition of existing restaurants, converts to a term loan on March 31, 2000, and amortizes in equal quarterly installments with final maturity on March 31, 2004. The standby letter of credit facility matures on March 31, 2002, and contains terms and conditions similar to the Partnership's current agreement.

During the fourth quarter of 1995, the Partnership issued $20,000,000 of 7.19% Unsecured Senior Notes due December 13, 2005 to an insurance company. The proceeds were used to repay outstanding borrowings under the Partnership's revolving line of credit. The agreement also provides for a $15,000,000 Private Shelf Note Facility which expires December 13, 1997.

As is typical in the restaurant industry, the Partnership ordinarily operates with a working capital deficit since the majority of its sales are for cash, while credit is received from its suppliers. Therefore, operating with a working capital deficit does not impair the Partnership's short-term liquidity. At March 31, 1997, this deficit amounted to $14,988,000, which was primarily the result of utilizing available cash for capital expenditures and distributions to Unitholders.

Due to changes in the tax law, the Partnership will begin being taxed as a corporation January 1, 1998. The amount of cash available to the Partnership will be reduced by the amount of cash necessary to pay these taxes.

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


                                           PERKINS FAMILY RESTAURANTS, L.P.
                                           BY: PERKINS MANAGEMENT COMPANY, INC.,
                                                       GENERAL PARTNER


DATE:  May 13, 1997                        BY: /s/ Steven R. McClellan
                                              ------------------------
                                           Steven R. McClellan
                                           Executive Vice President,
                                           Chief Financial Officer

                                           BY: /s/ Michael P. Donahoe
                                              ------------------------
                                           Michael P. Donahoe
                                           Vice President, Controller
                                           (Chief Accounting Officer)

                                Exhibit Index


Exhibit No.  Description
-----------  -----------
    27       Financial Data Schedule (SEC use only)