Form 10-Q
period 1997-06-30
PERKINS FAMILY RESTAURANTS LP
filed 1997-08-14
CIK 797460

                                                                  CONFORMED COPY

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 ----------

                                  FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1997
                              ------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  ---------------

Commission file number   1-9214
                      ---------

                        Perkins Family Restaurants, L.P.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                            Delaware                                          62-1283091
----------------------------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)  (I.R.S. EMPLOYER IDENTIFICATION NO.)

     6075 Poplar Avenue, Suite 800, Memphis, Tennessee           38119-4709
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
                      (In Thousands, Except Per Unit Data)


                                               Three Months Ended           Six Months Ended
                                                    June 30                      June 30
                                               -----------------          -------------------
                                                1997       1996              1997       1996
                                                ----       ----              ----       ----

REVENUES:
 Food sales                                    $61,651   $58,863          $118,669   $114,462
 Franchise revenues                              4,937     4,653             9,400      9,027
                                               -------   -------          --------   --------
Total Revenues                                  66,588    63,516           128,069    123,489
                                               -------   -------          --------   --------

COSTS AND EXPENSES:
Cost of Sales:
 Food cost                                      17,550    16,819            33,934     33,186
 Labor and benefits                             21,117    20,250            40,445     39,277
 Operating expenses                             12,154    11,978            24,048     23,796
General and administrative                       6,618     6,129            12,830     11,741
Depreciation and amortization                    3,977     3,921             7,919      7,747
Interest, net                                    1,211     1,282             2,431      2,570
Tax related reorganization costs                   650         -               650          -
Other, net                                        (153)     (215)             (377)      (455)
                                               -------   -------          --------   --------
Total Costs and Expenses                        63,124    60,164           121,880    117,862
                                               -------   -------          --------   --------
NET INCOME                                     $ 3,464   $ 3,352          $  6,189   $  5,627
                                               =======   =======          ========   ========

WEIGHTED AVERAGE UNITS OUTSTANDING              10,337    10,289            10,332     10,289

NET INCOME PER UNIT                            $  0.33   $  0.32          $   0.59   $   0.54

CASH DISTRIBUTION DECLARED PER UNIT            $ 0.325   $ 0.325          $  0.650   $  0.650

  The accompanying notes are an integral part of these financial statements.

                       PERKINS FAMILY RESTAURANTS, L.P.
                                BALANCE SHEETS
                     (In Thousands, Except Unit Amounts)



                                                         June 30,
                                                           1997       December 31,
                                                       (Unaudited)       1996
                                                       -----------    -----------
                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents                               $    170      $  2,737
Receivables, less allowance for
 doubtful accounts of $547 and $430                        6,532         6,285
Inventories, at the lower of first-
 in, first-out cost or market                              4,235         4,234
Prepaid expenses and other current assets                  2,115         1,551
                                                        --------      --------
                   Total current assets                   13,052        14,807
                                                        --------      --------
PROPERTY AND EQUIPMENT, at cost, net of
 accumulated depreciation and amortization               113,140       115,086

NOTES RECEIVABLE, less allowance for
 doubtful accounts of $8 and $10                             611           805

INTANGIBLE AND OTHER ASSETS, net of
 accumulated amortization of $27,041
  and $26,451                                             25,398        24,958
                                                        --------      --------
                                                        $152,201      $155,656
                                                        ========      ========

     The accompanying notes are an integral part of these balance sheets.

                       PERKINS FAMILY RESTAURANTS, L.P.
                                BALANCE SHEETS
                     (In Thousands, Except Unit Amounts)


                                                     June 30,
                                                       1997        December 31,
                                                    (Unaudited)       1996
                                                    -----------    -----------
           LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
 Current maturities of long-term debt                $  3,868      $  4,356
 Current maturities of capital lease obligations        1,480         1,683
 Accounts payable                                       7,605         8,878
 Accrued expenses                                      15,026        14,235
 Distributions payable                                  3,475         3,479
                                                     --------      --------
                          Total current liabilities    31,454        32,631
                                                     --------      --------

CAPITAL LEASE OBLIGATIONS, less
 current maturities                                     7,775         8,573

LONG-TERM DEBT, less current maturities                46,932        48,244

OTHER LIABILITIES                                       4,826         4,651

PARTNERS' CAPITAL:
General partner                                           612           615
Limited partners (10,480,995 and 10,492,930 Units
 issued and outstanding)                               62,372        63,220
Deferred compensation related to restricted Units      (1,770)       (2,278)
                                                     --------      --------

                          Total partners' capital      61,214        61,557
                                                     --------      --------
                                                     $152,201      $155,656
                                                     ========      ========

     The accompanying notes are an integral part of these balance sheets.

                       PERKINS FAMILY RESTAURANTS, L.P.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In Thousands)


                                                           Three Months Ended           Six Months Ended
                                                                June 30                      June 30
                                                           ------------------          -----------------
                                                             1997      1996              1997      1996
                                                             ----      ----              ----      ----
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                                                 $ 3,464   $ 3,352           $ 6,189   $ 5,627
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                              3,977     3,921             7,919     7,747
  Other noncash income and expense items                       340       510               688       996
  Changes in other operating assets and liabilities          2,849     1,602            (3,002)    2,393
                                                           -------   -------           -------   -------
   Total adjustments                                         7,166     6,033             5,605    11,136
                                                           -------   -------           -------   -------
Net cash provided by operating activities                   10,630     9,385            11,794    16,763
                                                           -------   -------           -------   -------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Cash paid for property and equipment                        (3,860)   (4,041)           (5,421)   (7,004)
Proceeds from sales of property and equipment                    -       383                 -       383
Payments on notes receivable                                   678       729               801     1,587
                                                           -------   -------           -------   -------
Net cash used in investing activities                       (3,182)   (2,929)           (4,620)   (5,034)
                                                           -------   -------           -------   -------


CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from long-term debt                                19,750     9,700            29,350    13,550
Payments on long-term debt                                 (23,750)  (11,400)          (31,150)  (16,875)
Principal payments under capital lease
 obligations                                                  (524)     (546)             (988)   (1,042)
Distributions to partners                                   (3,474)   (3,478)           (6,953)   (6,953)
                                                           -------   -------           -------   -------
Net cash used in financing activities                       (7,998)   (5,724)           (9,741)  (11,320)
                                                           -------   -------           -------   -------

Net increase (decrease) in cash and cash equivalents          (550)      732            (2,567)      409
                                                           -------   -------           -------   -------

CASH AND CASH EQUIVALENTS:
Balance, beginning of period                                   720     1,502             2,737     1,825
                                                           -------   -------           -------   -------
Balance, end of period                                     $   170   $ 2,234           $   170   $ 2,234
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

Net Income Per Unit

Net Income Per Unit is computed as follows (in thousands, except per unit amounts):


                                               Three Months Ended           Six Months Ended
                                                    June 30                      June 30
                                               ------------------          -----------------
                                                 1997      1996              1997       1996
                                                 ----      ----              ----       ----

Net income as reported                         $ 3,464   $ 3,352           $ 6,189   $ 5,627
Less: 1% general partner's interest                (35)      (34)              (62)      (56)
                                               -------   -------           -------   -------

Net income applicable to units                 $ 3,429   $ 3,318           $ 6,127   $ 5,571
                                               =======   =======           =======   =======

Weighted average units outstanding              10,337    10,289            10,332    10,289

Net income per unit                            $  0.33   $  0.32           $  0.59   $  0.54

Weighted Average Units Outstanding

Weighted average units outstanding are computed as follows (in thousands):


                                              Three Months Ended          Six Months Ended
                                                   June 30                    June 30
                                              ------------------          ----------------
                                                 1997    1996              1997    1996
                                                 ----    ----              ----    ----
Weighted average units                          10,329  10,284            10,323  10,284
Weighted average equivalent units                    8       5                 9       5
                                                ------  ------            ------  ------
Weighted average units outstanding              10,337  10,289            10,332  10,289
                                                ======  ======            ======  ======

Contingencies

The Partnership is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a materially adverse effect on the Partnership's financial position or results of operations.

The Partnership has sponsored financing programs offered by certain lending institutions to assist its franchisees procure funds for the construction of new franchised restaurants and to purchase and install the Perkins in-store bakery. The Partnership provides a limited guaranty of the funds borrowed. At June 30, 1997, there were approximately $2,601,000 in borrowings outstanding under these programs. The Partnership has guaranteed $941,000 of these borrowings which represents its minimum commitments. The Partnership does not anticipate its guaranties will exceed these minimums in the future.

During 1995, the Partnership entered into a separate agreement with one of the lending institutions to assist a franchisee in obtaining lease financing to install in-store bakeries in 28 existing restaurants operated by the franchisee. Pursuant to the agreement, the Partnership provides a declining limited guaranty to the lender for payment of the franchisee's obligations between the lender and the franchisee. At June 30, 1997, there were approximately $478,000 in borrowings outstanding under the program, of which the Partnership has guaranteed approximately $335,000. No additional borrowings are available under this agreement.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three and six months ended June 30, consisted of the following (in thousands):


                                      Three Months Ended         Six Months Ended
                                           June 30                    June 30
                                      ------------------        ------------------
                                        1997     1996              1997      1996
                                        ----     ----              ----      ----
(Increase) Decrease in:
 Receivables                          $  348   $  885           $  (965)  $ 1,000
 Inventories                            (239)    (344)               (1)      447
 Prepaid expenses and
  other current assets                   241      (12)             (665)   (1,013)
 Other assets                           (768)      80            (1,054)      218

Increase (Decrease) in:
 Accounts payable                        482      192               784         -
 Accrued expenses                      2,710    1,463              (854)    1,760
 Other liabilities                        75     (662)             (247)      (19)
                                      ------   ------           -------   -------

                                      $2,849   $1,602           $(3,002)  $ 2,393
                                      ======   ======           =======   =======

The Partnership paid interest of $1,320,000 and $1,556,000 during the second quarters of 1997 and 1996, respectively, and $2,531,000 and $2,876,000 for the six months ended June 30, 1997, and 1996, respectively.

Federal Income Taxation

Under the Partnership's current form of taxation, the distributions paid by the Partnership are not taxable to its partners. Instead, each partner must pay tax on his or her allocable share of the Partnership's net income. Beginning January 1, 1998, unless the Partnership elects to retain its status as a partnership for tax purposes under the Taxpayer Relief Act of 1997, the Partnership will be taxed as a corporation. Had the Partnership been taxed as a corporation in 1996, it would have paid Federal and state corporate income taxes of approximately $5,500,000. Under corporate tax principles, the Partnership must itself pay taxes on its income, and cash distributions, if any, would be taxed in the year in which received by the stockholder. Thus, had the Partnership been taxed as a corporation in 1996, in addition to the income taxes payable by the Partnership, each unitholder receiving a distribution would have been liable for taxes in an amount equal to his individual marginal tax rate times the total distribution received.

On August 5, 1997, President Clinton signed the Taxpayer Relief Act of 1997, which includes a grandfather extension for a publicly traded partnership to retain its status as a partnership for federal income tax purposes provided an election to pay 3.5% tax on gross income is made by the partnership. This gross income tax is not deductible by either the partnership or its partners, nor is it reduced by any income tax credits. In addition, the partners would still be taxed on their share of partnership income. Management's analysis indicates that had this election been in effect in 1996, the Partnership's federal tax liability would have been approximately $6,500,000.

Being taxed as a corporation or paying the new tax under the Taxpayer Relief Act of 1997 will reduce the amount of cash available to the Partnership by the amount of the taxes it must pay and, in the absence of increased borrowings, will reduce by such amount the cash available to the Partnership for capital expenditures, prepayment of outstanding indebtedness, cash distributions or other corporate purposes.

As of June 30, 1997 and December 31, 1996, the Partnership had deferred tax assets related to existing temporary differences that are projected to reverse after January 1, 1998. However, management believes that a conclusion as to the realizability of certain of those assets based upon current circumstances is highly subjective, and has therefore established valuation allowances as appropriate. Accordingly, no deferred provision for income taxes has been reflected in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 1997

RESULTS OF OPERATIONS

Overview:

A summary of the Partnership's results for the second quarter and six months ended June 30 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues. Certain prior year amounts have been reclassified to conform to current year presentation.


                                               Three Months Ended                   Six Months Ended
                                                     June 30                             June 30
                                               ------------------                  ------------------
                                                1997         1996                   1997         1996
                                                ----         ----                   ----         ----
Revenues:
 Food sales                                     92.6 %       92.7 %                 92.7 %       92.7 %
 Franchise revenues                              7.4          7.3                    7.3          7.3
                                               -----        -----                  -----        -----
Total revenues                                 100.0        100.0                  100.0        100.0
                                               -----        -----                  -----        -----
Costs and expenses:
Cost of sales:
 Food cost                                      26.4         26.5                   26.5         26.9
 Labor and benefits                             31.7         31.9                   31.6         31.8
 Operating expenses                             18.3         18.9                   18.8         19.3
General and administrative                       9.9          9.6                   10.0          9.5
Depreciation and amortization                    6.0          6.2                    6.2          6.3
Interest, net                                    1.8          2.0                    1.9          2.1
Tax related reorganization costs                 1.0            -                    0.5            -
Other, net                                      (0.3)        (0.4)                  (0.3)        (0.5)
                                               -----        -----                  -----        -----

Total costs and expenses                        94.8         94.7                   95.2         95.4
                                               -----        -----                  -----        -----

Net income                                       5.2 %        5.3 %                  4.8 %        4.6 %
                                               =====        =====                  =====        =====


Net income for the second quarter of 1997 was $3,464,000 or $.33 per limited partnership unit versus $3,352,000 or $.32 per unit for the same period in 1996. For the six months ended June 30, 1997, net income was $6,189,000 or $.59 per unit compared to $5,627,000 or $.54 per unit in the prior year. Excluding tax related reorganization costs, net income for the second quarter of 1997 and the six months ended June 30, 1997, was $4,108,000 or $.39 per unit and $6,833,000 or $.65 per unit, respectively.

Revenues:

Total revenues for the second quarter and first six months of 1997 increased approximately 4.8% and 3.7% respectively, over the same periods last year due primarily to higher comparable restaurant sales and increased Foxtail sales. Same store comparable sales increased approximately 4.8% and 4.9% over the second quarter of 1996 and first six months of 1996, respectively, due primarily to selective menu price increases, guest trends toward higher-priced entrees, and an increase in comparable guest visits.

Revenues from Foxtail increased 20.5% and 8.1% over the three and six months ended June 30, 1996 and constituted approximately 8.0% of the Partnership's revenues for both periods. Foxtail offers cookie dough, muffin batters, pancake mixes, pies and other food products to Partnership-operated and franchised restaurants through food service distributors in order to ensure consistency and availability of Perkins' proprietary products to each unit in the system. Additionally, Foxtail manufactures certain proprietary and non-proprietary products for sale to non-Perkins operations. Sales to Partnership-operated restaurants are eliminated in the accompanying income statements. The increase in Foxtail revenues can be primarily attributed to higher sales to franchise restaurants and increases in sales of cakes, muffins, and syrups to parties outside of the Perkins' system.

Franchise revenues, which consist primarily of franchise royalties and sales fees, increased 6.1% over the second quarter and approximately 4.1% over the first six months of 1996. These increases are due primarily to 17 new franchised restaurants that opened since June 30, 1996, partially offset by 11 franchised units that were closed.

Costs and expenses:

Food cost:

In terms of total revenues, food cost for the three months ended June 30, 1997, decreased .1 percentage points over the same period in 1996. Food cost decreased due to selective price increases. This decrease was partially offset by slightly higher commodity costs.

Food cost for the six months ended June 30, decreased .4 percentage points due primarily to the positive impact of first quarter food cost related to decreased raw material costs at Foxtail. Restaurant food costs decreased slightly due to selective menu increases and a decline in the costs of certain key commodities. The decrease was partially offset by higher food costs associated with pork and poultry products.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, decreased .2 percentage points for the three and six months ended June 30, 1997, due primarily to continued improvement in labor productivity in the Partnership's restaurants. These expenses also benefited from reduced claims cost associated with the Partnership's group health and workers' compensation programs.

The wage rates of the Partnership's hourly employees are impacted by Federal and state minimum wage laws. Legislation which raised the Federal minimum wage rate in 1996 and will further increase the minimum wage rate in 1997 has had an impact on the Partnership's labor costs. In the past, the Partnership has been able to offset increases in labor costs through selective menu price increases and improvements in productivity. The Partnership anticipates that it can offset the majority of the current increases through selective menu price increases. However, there is no guarantee that future increases can be mitigated through raising menu prices.

Operating expenses:

Operating expenses for the second quarter and first six months of 1997, decreased as a percentage of total revenues. These decreases are partially attributed to decreases in Partnership-operated restaurants' utilities and local store marketing costs.

General and administrative:

General and administrative expenses, in terms of total revenues, increased .5 percentage points for the six months ended June 30, 1997. The difference was due to increases in compensation costs, operations services, restaurant and product development, and training costs. General and administrative expenses increased
 .3 percentage points for the three months ended June 30 primarily due to increases in operations services and restaurant development costs.

Depreciation and amortization:

Depreciation and amortization for the three and six months ended June 30, 1997, increased 1.4% and 2.2%, respectively, over the same periods last year due primarily to refurbishments made to upgrade existing restaurants as well as the addition of new Partnership-operated restaurants.

Interest:

Interest expense for the three months and six months ended June 30, 1997, decreased 5.5% and 5.4% over the same period last year due primarily to lower debt outstanding during the period. Debt was lower in 1997 due to a reduction in new restaurant openings in the past twelve months. In addition, interest expense associated with capital lease obligations has decreased.

Tax related reorganization costs:

Tax related reorganization costs of approximately $650,000 associated with analyzing options to transition the company from a non-taxpaying limited partnership to a tax-paying entity were incurred during 1997.

CAPITAL RESOURCES AND LIQUIDITY

Principal uses of cash during the second quarter and first six months ended June 30, 1997, were distributions paid to Unitholders, capital expenditures, and a net reduction in long-term debt. Capital expenditures consisted primarily of equipment purchases for new Partnership-operated Cafe and Bakeries and costs related to remodels of existing restaurants. Remodels and unit upgrades constituted approximately 86% of the capital expenditures during the first six months of 1997. The Partnership's primary source of funding was cash provided by operations.

On June 25, 1997, the Partnership obtained a $40,000,000 revolving line of credit facility and a $15,000,000 growth loan agreement with four banks. A facility for up to $5,000,000 of letters of credit was arranged with one of the four banks as well. The revolving credit and letter of credit facilities mature on March 31, 2002, at which time all amounts become payable. The growth loan facility matures on March 31, 2000, at which time all amounts outstanding convert to a term loan. The term loan, if any, shall be repaid in sixteen consecutive equal quarterly payments of principal. Subject to certain conditions, all three facilities may be extended annually for an additional period of one year beyond their then current maturity dates. As of June 30, 1997, $17,000,000 in borrowings were outstanding under the revolving credit facility and approximately $2,558,000 was outstanding under the letter of credit facility. No amounts were outstanding under the growth loan facility.

During the fourth quarter of 1995, the Partnership issued $20,000,000 of 7.19% Unsecured Senior Notes due December 13, 2005, to an insurance company. The proceeds were used to repay outstanding borrowings under the Partnership's revolving line of credit.

As is typical in the restaurant industry, the Partnership ordinarily operates with a working capital deficit since the majority of its sales are for cash, while credit is received from its suppliers. Therefore, operating with a working capital deficit does not impair the Partnership's short-term liquidity. At June 30, 1997, this deficit amounted to $18,402,000, which was primarily the result of utilizing available cash for capital expenditures, repayment of debt, and distributions to Unitholders.

Unless the Partnership elects to retain its status as a partnership for tax purposes and pay a new tax on its gross income under the Taxpayer Relief Act of 1997, the Partnership will begin being taxed as a corporation January 1, 1998. The amount of cash available to the Partnership will be reduced by the amount of cash necessary to pay either of these taxes.

                         PART II - OTHER INFORMATION
                          Item 1. Legal Proceedings

On August 5, 1997, four public unitholders filed two class-action lawsuits against The Restaurant Company (TRC), the Partnership, and PMC and its directors, in the Delaware Chancery Court (Gross et. al. v. Perkins Family Restaurants, L.P. et. al. and Crandon Capital Partners v. Donald N. Smith et. al.) seeking to enjoin the proposed transaction referred to in Item 5. below and for unspecified damages, alleging inadequacy of consideration and breach of fiduciary duties.

In May 1997, the Partnership settled litigation it had brought relating to one arrangement (Virginia Smith v. Perkins Restaurant Operating Company L.P., Superior Court of King County, Washington) pursuant to which payments were made based on gross sales in Pennsylvania and the opening of new restaurants elsewhere. Payments under such arrangement were $751,000 in 1996, and $852,000 in 1997, including the final termination payment of $554,000.

                          Item 5. Other Information

On August 4, 1997, the Partnership received a proposal from TRC to acquire through a merger all of the approximately 52 percent of the outstanding units of limited partnership now owned by public investors for $13 per unit in cash.

TRC indirectly owns PMC and the remaining 48 percent of the outstanding units of limited partnership interest. The proposed transaction is subject to receipt of an opinion from an investment banking firm that the transaction is fair from a financial point of view, the affirmative vote of a majority of the units held by public unitholders casting votes and the obtaining of financing.

                   Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - Reference is made to the Index of Exhibits attached hereto as page 16 and made a part hereof.

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

                                           PERKINS FAMILY RESTAURANTS, L.P.
                                           BY: PERKINS MANAGEMENT COMPANY, INC.,
                                                        GENERAL PARTNER

DATE:  August 14, 1997                     BY: /s/ Steven R. McClellan
                                           Steven R. McClellan
                                           Executive Vice President,
                                            Chief Financial Officer


                                           BY: /s/ Michael P. Donahoe
                                           Michael P. Donahoe
                                           Vice President, Controller
                                            Chief Accounting Officer

                                Exhibit Index


Exhibit No.  Description
-----------  -----------

   10.1 Revolving Credit and Growth Loan Agreement dated June 25, 1997 among Perkins Restaurants Operating Company, L.P., Perkins Family
             Restaurants, L.P., BankBoston, First American National Bank,
             Barnett Bank, and Bank One of Indiana.

   10.2      Press release dated August 4, 1997 announcing The Restaurant
             Company's merger offer.

   27        Financial Data Schedule