Form 10-Q
period 1997-09-30
PERKINS FAMILY RESTAURANTS LP
filed 1997-11-03
CIK 797460

                                                                  CONFORMED COPY
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                ----------------------

                                      FORM 10-Q

(MARK ONE)


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1997
                               ------------------------------------------
                                          OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------

Commission file number   1-9214
                       ----------

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
                         (In Thousands, Except Per Unit Data)





                                          Three Months Ended          Nine Months Ended
                                             September 30                September 30
                                          ------------------          ------------------
                                            1996       1997           1996          1997
                                            ----       ----           ----          ----
 REVENUES:
    Food sales                          $ 61,330    $ 6,640      $ 175,792     $ 185,069
    Franchise revenues                     4,887      5,203         13,914        14,603
                                        --------    -------      ---------     ---------
 Total Revenues                           66,217     71,603        189,706       199,672
                                        --------    -------      ---------     ---------
 COSTS AND EXPENSES:
 Cost of Sales:
    Food cost                             18,061     19,165         51,247        53,099
    Labor and benefits                    20,013     22,200         59,290        62,645
    Operating expenses                    12,351     13,033         36,147        37,081
 General and administrative                5,914      6,763         17,655        19,593
 Depreciation and amortization             4,001      3,979         11,748        11,898
 Interest, net                             1,271      1,127          3,841         3,558
 Tax related reorganization costs              -          -              -           650
 Other, net                                 (266)      (245)          (721)         (622)
                                        --------    -------      ---------     ---------
 Total Costs and Expenses                 61,345     66,022        179,207       187,902
                                        --------    -------      ---------     ---------
 NET INCOME                             $  4,872    $ 5,581      $  10,499     $  11,770
                                        --------    -------      ---------     ---------
                                        --------    -------      ---------     ---------
 WEIGHTED AVERAGE UNITS OUTSTANDING       10,289     10,338         10,289        10,338
 NET INCOME PER UNIT                    $   0.47    $  0.53      $    1.01     $    1.13
 CASH DISTRIBUTION DECLARED PER UNIT    $  0.325    $ 0.325      $   0.975     $   0.975



The accompanying notes are an integral part of these financial statements.

                           PERKINS FAMILY RESTAURANTS, L.P.
                                    BALANCE SHEETS
                         (In Thousands, Except Unit Amounts)

                                                                  September 31,
                                                     December 31,      1997
                                                        1996       (Unaudited)
                                                     ------------  -----------

                                      ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                              $  2,737     $  2,054
 Receivables, less allowance for
   doubtful accounts of  $430 and $604                     6,285        7,446
 Inventories, at the lower of first-
   in, first-out cost or market                            4,234        4,150
 Prepaid expenses and other current assets                 1,551        1,886
                                                         -------      -------
                                Total current assets      14,807       15,536
                                                         -------      -------

 PROPERTY AND EQUIPMENT, at cost, net of
    accumulated depreciation and amortization            115,086      114,312

 NOTES RECEIVABLE, less allowance for
    doubtful accounts of  $10 and $6                         805          558

 INTANGIBLE AND OTHER ASSETS, net of
    accumulated amortization of  $26,451
    and $27,324                                           24,958       25,798
                                                         -------      -------
                                                        $155,656     $156,204
                                                         -------      -------
                                                         -------      -------

         The accompanying notes are an integral part of these balance sheets.

                           PERKINS FAMILY RESTAURANTS, L.P.
                                    BALANCE SHEETS
                         (In Thousands, Except Unit Amounts)

                                                                September 30,
                                                 December 31,        1997
                                                     1996        (Unaudited)
                                                 ------------   -------------
 LIABILITIES AND PARTNERS' CAPITAL


CURRENT LIABILITIES:

 Current maturities of long-term debt              $  4,356       $  4,624
 Current maturities of capital lease obligations      1,683          1,430
 Accounts payable                                     8,878         12,546
 Accrued expenses                                    14,235         14,932
 Distributions payable                                3,479          3,478
                                                   --------       --------
    Total current liabilities                        32,631         37,010
                                                   --------       --------
CAPITAL LEASE OBLIGATIONS, less
 current maturities                                   8,573          7,434

LONG-TERM DEBT, less current maturities              48,244         43,026

OTHER LIABILITIES                                     4,651          5,192

PARTNERS' CAPITAL:

General partner                                         615            636
Limited partners ( 10,492,930 and 10,487,495 Units
    issued and outstanding)                          63,220         64,556
Deferred compensation related to restricted Units     (2278)         (1650)
                                                   --------       --------

    Total partners' capital                          61,557         63,542
                                                   --------       --------
                                                  $ 155,656      $ 156,204
                                                   --------       --------
                                                   --------       --------

The accompanying notes are an integral part of these balance sheets.

                           PERKINS FAMILY RESTAURANTS, L.P.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (In Thousands)


                                                                Three Months Ended            Nine Months Ended
                                                                   September 30                  September 30
                                                             -----------------------       -----------------------
                                                               1996           1997           1996           1997
                                                             --------       --------       --------       --------
CASH FLOWS FROM OPERATING
    ACTIVITIES:

Net income                                                   $  4,872       $  5,581       $ 10,499       $ 11,770
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                               4,001          3,979         11,748         11,898
    Other noncash income and expense items                        448            566          1,444          1,254
    Changes in other operating assets and liabilities            (527)         3,979          1,866            977
                                                             --------       --------       --------       --------
      Total adjustments                                         3,922          8,524         15,058         14,129
                                                             --------       --------       --------       --------
Net cash provided by operating activities                       8,794         14,105         25,557         25,899
                                                             --------       --------       --------       --------


CASH FLOWS FROM INVESTING
    ACTIVITIES:

Cash paid for property and equipment                           (2,277)        (4,893)        (9,282)       (10,314)
Proceeds from sales of property and equipment                     190              -            573              -
Investment in/advances to joint venture                             -           (400)             -           (400)
Payments on notes receivable                                       84             88          1,671            889
                                                             --------       --------       --------       --------
Net cash used in investing activities                          (2,003)        (5,205)        (7,038)        (9,825)
                                                             --------       --------       --------       --------


CASH FLOWS FROM FINANCING
    ACTIVITIES:

Proceeds from long-term debt                                        -          4,750         13,550         34,100
Payments on long-term debt                                     (4,700)        (7,900)       (21,575)       (39,050)
Principal payments under capital lease obligations               (512)          (391)        (1,553)        (1,379)
Distributions to partners                                      (3,475)        (3,475)       (10,428)       (10,428)
                                                             --------       --------       --------       --------
Net cash used in financing activities                          (8,687)        (7,016)       (20,006)       (16,757)
                                                             --------       --------       --------       --------

Net increase (decrease) in cash and cash equivalents           (1,896)        (1,884)        (1,487)          (683)
                                                             --------       --------       --------       --------


CASH AND CASH EQUIVALENTS:

Balance, beginning of period                                    2,234            170          1,825          2,737
                                                             --------       --------       --------       --------
Balance, end of period                                       $    338       $  2,054       $    338       $  2,054
                                                             --------       --------       --------       --------
                                                             --------       --------       --------       --------



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

NET INCOME PER UNIT

Net Income Per Unit is computed as follows (in thousands, except per unit amounts):


                                    Three Months Ended   Nine Months Ended
                                       September 30        September 30
                                    ------------------  ------------------
                                      1996      1997      1996      1997
                                    --------  --------  --------  --------
Net income as reported              $  4,872  $  5,581  $ 10,499  $ 11,770
Less: 1% general partner's interest      (49)      (56)     (105)     (118)
                                    --------  --------  --------  --------

Net income applicable to units      $  4,823  $  5,525  $ 10,394  $ 11,652
                                    --------  --------  --------  --------
                                    --------  --------  --------  --------

Weighted average units outstanding    10,289    10,338    10,289    10,338

Net income per unit                 $   0.47  $   0.53  $   1.01   $  1.13

WEIGHTED AVERAGE UNITS OUTSTANDING

Weighted average units outstanding are computed as follows (in thousands):

                                    Three Months Ended   Nine Months Ended
                                       September 30         September 30
                                    ------------------   -----------------
                                      1996        1997      1996      1997
                                    ------      ------    ------    ------
Weighted average units              10,284      10,284    10,284    10,284

Weighted average equivalent units        5          54         5        54
                                    ------      ------    ------    ------

Weighted average units outstanding  10,289      10,338    10,289    10,338
                                    ------      ------    ------    ------
                                    ------      ------    ------    ------

CONTINGENCIES

In the past, the Partnership has sponsored financing programs offered by certain lending institutions to assist its franchisees procure funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Partnership provides a limited guaranty of the funds borrowed.
At September 30, 1997, there were approximately $3,739,000 in borrowings outstanding under these programs. The Partnership has guaranteed $1,246,000 of these borrowings. No additional borrowings are available under these programs.

The Partnership's largest franchisee operates 41 restaurants, 37 of which are leased from unaffiliated lessors, pursuant to a temporary license agreement expiring December 31, 1997. The temporary agreement was entered into as a result of negotiations following the franchisee's defaults in its payments and certain other obligations under its prior agreements with the Partnership and in order to give the franchisee an opportunity to seek permanent financing in an amount sufficient to permit it to refinance its existing obligations to its creditors, including the Partnership, and to remodel its restaurants. Although the franchisee has represented to the Partnership that it is confident that it can obtain such financing, the Partnership believes that if the franchisee is ultimately unsuccessful and loses control of its properties, a majority of the restaurants can continue to be operated as Perkins Family Restaurants pursuant to arrangements between the Partnership and the owners of the properties.
During 1996, the franchisee's net royalty payments to the Partnership were approximately $1.5 million and at September 30, 1997, the franchisee was delinquent in its royalty obligations in the amount of approximately $545,000.

Two lawsuits were filed on August 5, 1997 in the Delaware Chancery Court in Wilmington, Delaware in response to the announcement of the initial proposal of The Restaurant Company ("TRC") to acquire through a merger all of the outstanding Units of the Partnership owned by public unitholders. See further description of such at Part II Item 5. The suits, which were consolidated into a single proceeding entitled IN RE PERKINS FAMILY RESTAURANTS, L.P. SHAREHOLDERS LITIGATION, consolidated Civil Action No. 15853 (the "Delaware Litigation"), requested the court to certify the litigation as a class action. The plaintiffs sought to enjoin the proposed merger, alleging that the Partnership, TRC and PMC, and the individual defendants, as officers and directors of PMC, violated their fiduciary duties to the public unitholders by agreeing to such a merger. In the alternative, the plaintiffs sought rescission of the merger and rescissory and compensatory damages, together with costs and expenses, including attorneys' and experts' fees.

On September 11, 1997, the plaintiffs and defendants entered into an agreement settling the Delaware litigation, subject to court approval. The defendants have agreed to pay attorneys' fees of no more than $1,350,000 and expenses of no more than $85,000 if awarded by the court, although the defendants intend to contest the amount of such fees and expenses. It is expected that a hearing to finally approve the proposed settlement will occur in early December 1997.

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

SUPPLEMENTAL CASH FLOW INFORMATION

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three and nine months ended September 30, consisted of the following (in thousands):


                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                 -------------------      -------------------
                                 1996         1997          1997       1996
                               --------   ---------      --------   --------
(Increase) Decrease in:

    Receivables                $  774     $(1,193)      $ 1,774    $(2,158)

    Inventories                  (248)         85           199         84

    Prepaid expenses and

      other current assets         86         192          (926)      (473)

    Other assets                   32        (297)          250     (1,380)

Increase (Decrease) in:


    Accounts payable              274       4,941           274      3,668

    Accrued expenses           (1,870)        (94)         (111)       697

    Other liabilities             425         345           406        539
                               --------   ---------      --------   --------

                               $ (527)   $  3,979       $ 1,866     $  977
                               --------   ---------      --------   --------
                               --------   ---------      --------   --------

The Partnership paid interest of $1,303,000 and $1,115,000 during the third quarters of 1996 and 1997, respectively, and $4,179,000 and $3,646,000 for the nine months ended September 30, 1996, and 1997, respectively.

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


On August 5, 1997, President Clinton signed the Taxpayer Relief Act of 1997, which includes an extension for a publicly traded partnership to retain its status as a partnership for federal income tax purposes provided an election to pay 3.5% tax on gross income is made by the partnership. This gross income tax is not deductible by either the partnership or its partners, nor is it reduced by any income tax credits. In addition, the partners would still be taxed on the partnership's income. Management's analysis indicates that had this election been in effect in 1996, the Partnership's federal tax liability would have been approximately $6,500,000.

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

The Partnership has decided not to retain its status as a partnership for tax purposes and pay a new tax on its gross income under the Taxpayer Relief Act of 1997. The Partnership will either begin being taxed as a corporation January 1, 1998, or complete the merger with TRC as described in "Contingencies" and remain a nontaxable partnership for income tax purposes.

As of September 30, 1997 and December 31, 1996, the Partnership had deferred tax assets related to existing temporary differences that are projected to reverse after January 1, 1998. However, management believes that a conclusion as to the realizability of certain of those assets based upon current circumstances is highly subjective, and has therefore established valuation allowances as appropriate. Accordingly, no deferred provision for income taxes has been reflected in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 1997

RESULTS OF OPERATIONS

Overview:

The Partnership is a leading operator and franchisor of full-service mid-scale restaurants located primarily in the Midwest, Pennsylvania, upstate New York, and central Florida. As of September 30, 1997, Perkins owns and operates 135 full-service restaurants, franchises 333 full-service restaurants and manufactures and distributes bakery products which are sold to Partnership-operated restaurants, franchisees, third-party bakers and food distributors. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Partnership's revenues are derived primarily from the operation of full-service restaurants, the sale of bakery products produced by its manufacturing division, Foxtail Foods ("Foxtail"), and franchise fees. Foxtail offers cookie dough, muffin batters, pancake mixes, pies and other food products to Partnership-operated and franchised restaurants through food service distributors in order to ensure consistency and availability of Perkins' proprietary products to each unit in the system. Additionally, Foxtail manufactures certain proprietary and non-proprietary products for sale to non-Perkins operations. Sales to Partnership-operated restaurants are eliminated in the accompanying income statements. In the twelve months ended September 30, 1997, revenues from Partnership-operated restaurants, Foxtail Foods and franchise fees accounted for 84.0%, 8.7% and 7.3% of total revenues, respectively.

Since January 1, 1996, the Partnership has opened six full-service Perkins restaurants, each of which is based on the Partnership's current prototype building design. The average investment, excluding land and pre-opening expenses, was approximately $1.0 million. The Partnership purchased the sites for each of these six restaurants at an average cost of approximately $417,000. Management believes the average investment for new Partnership-operated units scheduled to be built during the remainder of 1997 and 1998 will range from $1.1 to $1.3 million and land cost will range from $300,000 to $450,000 in cases in which the Partnership purchases the site. Pre-opening expenses consist principally of non-recurring costs such as hourly employee recruiting and training, meals, lodging and travel. Pre-opening costs are amortized over twelve months beginning in the month the restaurant opens. Average annual revenues for 1996 for all Partnership-operated restaurants were approximately $1.6 million.

The Partnership has an on-going program of prototype development, testing and remodeling to maintain operationally efficient, cost-effective and unique facility design and decor. An accelerated program to remodel existing Partnership-operated restaurants began in 1995 and continues today. The current remodel package features a modern, distinctive interior and exterior layout that enhances operating efficiencies and guest appeal. As of September 30, 1997, approximately 86% of Partnership-operated restaurants had either been remodeled or initially constructed since January 1, 1994.

During 1997, the Partnership entered into a joint venture with a Canadian casual dining operator for the development of a minimum of three Jack Astor's Bar and Grill -Registered Trademark- restaurants. Jack Astor's Bar and Grill is a casual theme dining concept with a high-energy fun atmosphere offering chicken, pasta, hamburgers and alcoholic beverages. The first restaurant opened in Greensboro, North Carolina on October 6, 1997.

The Partnership's revenues have increased steadily over the last five years. System-wide sales have increased 29.1% from $543,272,000 in 1992 to $701,443,000 for the twelve months ended September 30, 1997. Revenues from Partnership-owned restaurants have increased 29.2% from $170,765,000 to $220,666,000 and franchise revenues have increased 37.2% from $14,079,000 to $19,318,000, over the same period. Average revenue per Partnership-operated restaurant has increased 16.1%, from $1,418,000 to $1,646,000 over the same period. Earnings before interest, taxes, depreciation, and amortization for the same periods were $28,532,000 and $35,472,000, representing a 24.3% increase. Partnership-operated restaurants have achieved comparable restaurant sales increases in each of the last twenty-five quarters.

A summary of the Partnership's results for the years ended December 31 and the third quarter and nine months ended September 30 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues. Certain prior year amounts have been reclassified to conform to current year presentation.



                                                Year Ended                        Three Months Ended         Nine Months Ended
                                                December 31                           September 30             September 30
                                  -------------------------------------         -----------------------       -----------------

                                    1994           1995           1996           1996           1997           1996      1997
                                  ---------      ---------      --------        -------       --------        -------   -------
Revenues:

  Food sales                       92.7%          92.9%          92.6%          92.6%           92.7%         92.7%     92.7%

  Franchise revenues                7.3            7.1            7.4            7.4             7.3           7.3       7.3

                                  ---------      ---------      --------        -------       --------        -------   -------
Total revenues                    100.0          100.0          100.0          100.0           100.0         100.0     100.0
                                  ---------      ---------      --------        -------       --------        -------   -------

Costs and expenses:

Cost of sales:

  Food cost                        26.1           26.9           27.1           27.3            26.8          27.0      26.6

  Labor and benefits               32.0           32.1           31.2           30.2            31.0          31.3      31.4

  Operating expenses               19.2           19.4           19.1           18.7            18.2          19.1      18.6

General and administrative          9.8            9.1            9.4            8.9             9.4           9.3       9.8

Depreciation and                    5.5            5.9            6.2            6.0             5.6           6.2       6.0
  amortization

Interest, net                       1.5            2.0            2.0            1.9             1.6           2.0       1.8

Tax related reorganization
  costs                             -              -              -              -               -              -        0.3
Other, net                          0.5            0.6           (0.3)          (0.4)           (0.3)         (0.4)     (0.3)
                                  ---------      ---------      --------        -------       --------        -------   -------


Total costs and expenses           94.6           96.0           94.7           92.6            92.3          94.5      94.2
                                  ---------      ---------      --------        -------       --------        -------   -------

Net income                          5.4%           4.0%           5.3%           7.4%            7.7%          5.5%      5.8%
                                  ---------      ---------      --------        -------       --------        -------   -------
                                  ---------      ---------      --------        -------       --------        -------   -------




Net income for the third quarter of 1997 was $5,581,000 or $.53 per limited partnership unit versus $4,872,000 or $.47 per unit for the same period in 1996. For the nine months ended September 30, 1997, net income was $11,770,000 or $1.13 per unit compared to $10,499,000 or $1.01 per unit in the prior year. Excluding tax related reorganization costs, net income for the nine months ended September 30, 1997, was $12,414,000 or $1.20 per unit.

Other Supplemental Data:




                                                                                                        Nine Months Ended
                                                                 Year Ended December 31                    September 30
                                                         --------------------------------------       -----------------------
                                                           1994           1995           1996           1996           1997
                                                         ---------      --------       --------       --------       --------
System-wide restaurant sales

  Partnership-operated                                  $187,711       $208,057       $212,787       $175,792       $185,069

  Franchised                                             425,812        440,446        465,172        335,602        349,799
                                                         ---------      --------       --------       --------       --------

    Total                                                613,523        648,503        677,959        511,394        534,868

Number of restaurants at end of period

    Partnership-operated                                     132            139            134            134            135(1)

    Franchised                                               300            319            331            326            333(1)
                                                         ---------      --------       --------       --------       --------

    Total                                                    432            458            465            460            468

Average restaurant sales               (2)                 1,535          1,535          1,576          1,185          1,254

Increases in average restaurant sales  (2)                   3.9%           0.0%           2.7%           2.2%           5.8%

Comparable restaurant sales increase   (2)                   0.8%           0.9%           2.6%           2.1%           5.9%

Average guest check                    (2)              $   5.16       $   5.29       $   5.36       $    5.35      $   5.53
-----------------------------------------------------------------------------------------------------------------------------------



(1) Excludes alternative concepts

(2) For Partnership-operated restaurants

Revenues:

Total revenues for the third quarter and first nine months of 1997 increased approximately 8.1% and 5.3% respectively, over the same periods last year due primarily to higher comparable restaurant sales. Same store comparable restaurant sales for Partnership-operated restaurants increased approximately 7.7% and 5.9% over the third quarter of 1996 and first nine months of 1996, respectively, due primarily to selective menu price increases, guest preferences for higher-priced entrees, and an increase in comparable restaurant guest visits. The shift in customer preference to higher-priced entrees can be attributed to the Partnership's development and promotion of higher-priced menu items. Management believes remodeling of Partnership restaurants, increased promotional events, and implementation of new products resulted in increased guest visits.

Revenues from Foxtail increased 10.8% and 9.1% for the three and nine months ended September 30, 1996 and comprised approximately 9.1% and 8.4% of the
Partnership's revenues for both periods, respectively.   The increase in
Foxtail revenues can be primarily attributed to price increases effective in August of 1996 and January of 1997, increased sales outside the Perkins system, and increased number of franchise restaurants. The increase in outside sales is due to the Partnership's greater sales efforts in order to maintain plant capacity during slower production periods.

Franchise revenues, which consist primarily of franchise royalties and initial license fees, increased 6.5% over the third quarter and 5.0% over the first nine months of 1996. Although comparable franchise restaurant sales remained constant with the prior year, revenues of franchise stores opened during 1995 and 1996 averaged 16% higher than the franchise system average resulting in overall greater franchise revenues. Additionally, 18 new franchised restaurants have opened since September 30, 1996. Revenues from these openings were partially offset by the closing of 11 under-performing franchised units.

Costs and expenses:

FOOD COST:
As a percentage of total revenues, food cost for the three months ended September 30, 1997, decreased .5 percentage points over the same period in 1996. Restaurant food cost decreased due to selective menu price increases and the decline in the costs of certain commodities which include eggs and dairy products. This decrease was partially offset by higher food cost associated with poultry products.

Food cost for the nine months ended September 30, decreased .4 percentage points as a percent of total revenues. Restaurant food costs decreased due to selective menu price increases and a decline in the costs of certain commodities which include eggs and frozen products. The decrease was partially offset by higher food costs associated with pork and poultry products.

LABOR AND BENEFITS:
Labor and benefits expense, as a percentage of total revenues, increased .8 and
 .1 percentage points for the three and nine months ended September 30, 1997, respectively. This increase is primarily due to increased hourly labor costs in the Partnership's restaurants.

The wage rates of the Partnership's hourly employees are impacted by Federal and state minimum wage laws. Legislation which raised the Federal minimum wage rate in 1996 and has further increased the minimum wage rate in 1997 has had an impact on the Partnership's labor costs. Certain states do not allow tip credits for servers which results in higher payroll costs as well as greater exposure for increases in minimum wage rates. In the past, the Partnership has been able to offset increases in labor costs through selective menu price increases and improvements in productivity. The Partnership anticipates that it can offset the majority of the current increases through selective menu price increases. However, there is no guarantee that future increases can be mitigated through raising menu prices.

OPERATING EXPENSES:
Operating expenses for the third quarter and first nine months of 1997, decreased as a percentage of total revenues by .5 percentage points. The modest increase in operating expenses such as utilities and local store marketing costs fell below the rate of increases in revenue; therefore, operating expenses decreased as a percent of sales.

GENERAL AND ADMINISTRATIVE:
General and administrative expenses, as a percentage of total revenues, increased .5 percentage points for the third quarter and nine months ended September 30, 1997. The difference was due to increases in compensation costs, restaurant development costs, training costs, and promotional expenses for Foxtail.

DEPRECIATION AND AMORTIZATION:
Depreciation and amortization for the three months ended September 30, 1997, decreased .6% compared to the same period last year. This is primarily due to certain buildings and equipment becoming fully depreciated during the third quarter. Depreciation and amortization increased 1.3% for the nine months ended September 30, 1997 over the same period last year due primarily to refurbishments made to upgrade existing restaurants as well as the addition of new Partnership-operated restaurants.

INTEREST:
Interest expense for the three months and nine months ended September 30, 1997, decreased 11.3% and 7.4% over the same period last year due primarily to lower debt outstanding during the period caused by the Partnership paying down debt. In addition, interest expense associated with capital lease obligations has decreased.

TAX RELATED REORGANIZATION COSTS:
Tax related reorganization costs of approximately $650,000 were incurred during 1997 associated with analyzing the alternatives to becoming a tax-paying entity beginning January 1998.

CAPITAL RESOURCES AND LIQUIDITY

Principal uses of cash during the third quarter and first nine months ended September 30, 1997, were distributions paid to Unitholders, capital expenditures, and a net reduction in long-term debt. Capital expenditures consisted primarily of land, building and equipment purchases for new Partnership-operated restaurants, maintenance capital, and costs related to
remodels of existing restaurants.   Remodels and unit upgrades constituted
approximately 24% of the capital expenditures during the first nine months of 1997. The Partnership's primary source of funding was cash provided by operations. The Partnership's capital budget for 1997 is $18,640,000, and management expects that total capital expenditures for the year will be approximately $16,300,000.

As is typical in the restaurant industry, the Partnership ordinarily operates with a working capital deficit since the majority of its sales are for cash, while credit is received from its suppliers. Therefore, operating with a working capital deficit does not impair the Partnership's short-term liquidity. At September 30, 1997, this deficit amounted to $21,474,000, which was primarily the result of utilizing available cash for capital expenditures, repayment of debt, and distributions to Unitholders.

The following table summarizes capital expenditures for the years ended December 31 and the nine months ended September 30, 1997.

                                                                     Nine
                                                                    Months
                                                                     Ended
                                                                   September
                                        Year Ended December 31         30
                                  -------------------------------  --------
                                      1994         1995      1996     1997
                                  --------    --------  --------  --------
Maintenance capital expenditures   $ 2,130     $ 3,435   $ 2,987   $ 2,673

Restaurant renovation                4,118       8,431     4,064     2,486

New restaurants                     20,908      12,626     1,947     3,324

Manufacturing                          809         859       651       328

Other                                2,834       3,580     2,209     1,503
                                  --------    --------  --------  --------
Total capital expenditures         $30,799     $28,931   $11,858   $10,314
                                  --------    --------  --------  --------
                                  --------    --------  --------  --------

The Partnership expects its capital budget in 1998 to be approximately $21,944,000. The Partnership plans to add six new Partnership-operated restaurants in 1998. The remaining capital budget will be applied to remodels of existing restaurants and upgrades of restaurant technology. The primary source of funding for these projects will be cash provided by operations. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

On June 25, 1997, the Partnership obtained a $40,000,000 revolving line of credit facility and a $15,000,000 growth loan agreement with four banks. An additional facility for up to $5,000,000 of letters of credit was arranged with one of the four banks in order to secure the Partnership's workers' compensation obligation as is consistent with restaurant industry practice. The revolving credit and letter of credit facilities mature on March 31, 2002, at which time
all amounts become payable.   The growth loan facility is earmarked for the
acquisition of existing restaurant properties. The loan facility matures on March 31, 2000, at which time all amounts outstanding convert to a term loan. The principal of the term loan, if any, will be repaid in sixteen consecutive equal quarterly payments. Subject to certain conditions, all three facilities may be extended annually for an additional period of one year beyond their then-current maturity dates. As of September 30, 1997, $14,250,000 in borrowings were outstanding under the revolving credit facility and approximately $2,802,000 was outstanding under the letter of credit facility.
No amounts were outstanding under the growth loan facility.

The Partnership has decided not to retain its status as a partnership for tax purposes and pay a new tax on its gross income under the Taxpayer Relief Act of 1997. The Partnership will either begin being taxed as a corporation January 1, 1998, or complete the merger with TRC as described in "Contingencies" and remain a nontaxable entity for income tax purposes. If the merger with TRC takes place, the Partnership will be responsible for funding the tax liability of TRC caused by ownership of the Partnership, as well as financing of the merger costs. The amount of cash available to the Partnership will be reduced by the amount of cash necessary to pay these taxes and merger costs. The Partnership has obtained a commitment agreement from a bank to provide the Partnership with a combination of term loan facilities totalling $130,000,000 and a new $50,000,000 revolving line of credit facility which are intended to finance the acquisition of Units in the merger, merger costs, and refinance the Partnership's existing credit facilities.

                             PART II - OTHER INFORMATION
                              ITEM 1. LEGAL PROCEEDINGS

Two lawsuits were filed on August 5, 1997 in the Delaware Chancery Court in Wilmington, Delaware in response to the announcement of the initial proposal of TRC to acquire through a merger all of the outstanding Units of the Partnership. See Item 5. The suits, which were consolidated into a single proceeding entitled IN RE PERKINS FAMILY RESTAURANTS, L.P. SHAREHOLDERS LITIGATION, consolidated Civil Action No. 15853 (the "Delaware Litigation"), requested the court to certify the litigation as a class action. The plaintiffs sought to enjoin the proposed merger, alleging that the Partnership, TRC and PMC, and the individual defendants, as officers and directors of PMC, violated their fiduciary duties to the Public Unitholders by agreeing to such a merger. In the alternative, the plaintiffs sought rescission of the merger and rescissory and compensatory damages, together with costs and expenses, including attorneys' and experts' fees.

On September 11, 1997, the plaintiffs and defendants entered into an agreement settling the Delaware litigation, subject to court approval. The defendants have agreed to pay attorneys' fees of no more than $1,350,000 and expenses of no more than $85,000 if awarded by the court, although the defendants intend to contest the amount of such fees and expenses. It is expected that a hearing to finally approve the proposed settlement will occur in early December 1997.


                              ITEM 5. OTHER INFORMATION

On August 4, 1997, TRC made an offer to acquire through a merger all of the Units not directly or indirectly owned by TRC for $13 per Unit. On September 11, 1997, the proposal was increased to $14 per Unit in cash and a merger agreement was entered into.

TRC indirectly owns PMC and the approximately 48 percent of the outstanding units of limited partnership interest not owned by public unitholders. The proposed transaction is subject to receipt of an opinion from an investment banking firm that the transaction is fair from a financial point of view, the affirmative vote of a majority of the units held by public unitholders casting votes and financing for sufficient funds being available.

                       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits - Reference is made to the Index of Exhibits attached hereto as page 19 and made a part hereof.

(b) Report on Form 8-K dated September 17, 1997

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PERKINS FAMILY RESTAURANTS, L.P.
                                        BY: PERKINS MANAGEMENT COMPANY, INC.,
                                                      GENERAL PARTNER


DATE:  October 31, 1997                 BY: /s/ Steven R. McClellan
       ------------------------            --------------------------
                                        Steven R. McClellan
                                        Executive Vice President,
                                         Chief Financial Officer

                                        BY: /s/ Michael P. Donahoe
                                          ---------------------------
                                        Michael P. Donahoe
                                        Vice President, Controller
                                         Chief Accounting Officer

                                    EXHIBIT INDEX


Exhibit No.        Description
-----------        -----------

10.1 Press release dated September 11, 1997 announcing The Restaurant Company's revised merger offer for $14 per Unit (incorporated herein by reference to Registrant's Current Report on Form 8-K dated September 17, 1997)

10.2 Amended and Restated Merger Agreement dated as of September 11, 1997 (incorporated herein by reference to Registrant's Transaction Statement on Form 13E-3 dated October 1, 1997)

27                 Financial Data Schedule