Form 10-Q/A
period 1997-09-30
PERKINS FAMILY RESTAURANTS LP
filed 1997-11-19
CIK 797460

                                                                  CONFORMED COPY
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                ----------------------

                                     FORM 10-Q/A

                                  (Amendment No. 1)

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
                         (In Thousands, Except Per Unit Data)





                                          Three Months Ended          Nine Months Ended
                                             September 30                September 30
                                          ------------------          ------------------
                                            1996       1997           1996          1997
                                            ----       ----           ----          ----
 REVENUES:
    Food sales                          $ 61,330    $66,400      $ 175,792     $ 185,069
    Franchise revenues                     4,887      5,203         13,914        14,603
                                        --------    -------      ---------     ---------
 Total Revenues                           66,217     71,603        189,706       199,672
                                        --------    -------      ---------     ---------
 COSTS AND EXPENSES:
 Cost of Sales:
    Food cost                             18,061     19,165         51,247        53,099
    Labor and benefits                    20,013     22,200         59,290        62,645
    Operating expenses                    12,351     13,033         36,147        37,081
 General and administrative                5,914      6,763         17,655        19,593
 Depreciation and amortization             4,001      3,979         11,748        11,898
 Interest, net                             1,271      1,127          3,841         3,558
 Tax related reorganization costs              -          -              -           650
 Other, net                                 (266)      (245)          (721)         (622)
                                        --------    -------      ---------     ---------
 Total Costs and Expenses                 61,345     66,022        179,207       187,902
                                        --------    -------      ---------     ---------
 NET INCOME                             $  4,872    $ 5,581      $  10,499     $  11,770
                                        --------    -------      ---------     ---------
                                        --------    -------      ---------     ---------
 WEIGHTED AVERAGE UNITS OUTSTANDING       10,289     10,338         10,289        10,338
 NET INCOME PER UNIT                    $   0.47    $  0.53      $    1.01     $    1.13
 CASH DISTRIBUTION DECLARED PER UNIT    $  0.325    $ 0.325      $   0.975     $   0.975



The accompanying notes are an integral part of these financial statements.

                           PERKINS FAMILY RESTAURANTS, L.P.
                                    BALANCE SHEETS
                         (In Thousands, Except Unit Amounts)

                                                                  September 30,
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

                           PERKINS FAMILY RESTAURANTS, L.P.
                                    BALANCE SHEETS
                         (In Thousands, Except Unit Amounts)

                                                                September 30,
                                                 December 31,        1997
                                                     1996        (Unaudited)
                                                 ------------   -------------
 LIABILITIES AND PARTNERS' CAPITAL


CURRENT LIABILITIES:

 Current maturities of long-term debt              $  4,356       $  4,624
 Current maturities of capital lease obligations      1,683          1,430
 Accounts payable                                     8,878         12,546
 Accrued expenses                                    14,235         14,932
 Distributions payable                                3,479          3,478
                                                   --------       --------
    Total current liabilities                        32,631         37,010
                                                   --------       --------
CAPITAL LEASE OBLIGATIONS, less
 current maturities                                   8,573          7,434

LONG-TERM DEBT, less current maturities              48,244         43,026

OTHER LIABILITIES                                     4,651          5,192

PARTNERS' CAPITAL:

General partner                                         615            636
Limited partners ( 10,492,930 and 10,487,495 Units
    issued and outstanding)                          63,220         64,556
Deferred compensation related to restricted Units    (2,278)        (1,650)
                                                   --------       --------

    Total partners' capital                          61,557         63,542
                                                   --------       --------
                                                  $ 155,656      $ 156,204
                                                   --------       --------
                                                   --------       --------

The accompanying notes are an integral part of these balance sheets.

                           PERKINS FAMILY RESTAURANTS, L.P.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (In Thousands)


                                                                Three Months Ended            Nine Months Ended
                                                                   September 30                  September 30
                                                             -----------------------       -----------------------
                                                               1996           1997           1996           1997
                                                             --------       --------       --------       --------
CASH FLOWS FROM OPERATING
    ACTIVITIES:

Net income                                                   $  4,872       $  5,581       $ 10,499       $ 11,770
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                               4,001          3,979         11,748         11,898
    Other noncash income and expense items                        448            566          1,444          1,254
    Changes in other operating assets and liabilities            (527)         3,979          1,866            977
                                                             --------       --------       --------       --------
      Total adjustments                                         3,922          8,524         15,058         14,129
                                                             --------       --------       --------       --------
Net cash provided by operating activities                       8,794         14,105         25,557         25,899
                                                             --------       --------       --------       --------


CASH FLOWS FROM INVESTING
    ACTIVITIES:

Cash paid for property and equipment                           (2,277)        (4,893)        (9,282)       (10,314)
Proceeds from sales of property and equipment                     190              -            573              -
Investment in/advances to joint venture                             -           (400)             -           (400)
Payments on notes receivable                                       84             88          1,671            889
                                                             --------       --------       --------       --------
Net cash used in investing activities                          (2,003)        (5,205)        (7,038)        (9,825)
                                                             --------       --------       --------       --------


CASH FLOWS FROM FINANCING
    ACTIVITIES:

Proceeds from long-term debt                                        -          4,750         13,550         34,100
Payments on long-term debt                                     (4,700)        (7,900)       (21,575)       (39,050)
Principal payments under capital lease obligations               (512)          (391)        (1,553)        (1,379)
Distributions to partners                                      (3,475)        (3,475)       (10,428)       (10,428)
                                                             --------       --------       --------       --------
Net cash used in financing activities                          (8,687)        (7,016)       (20,006)       (16,757)
                                                             --------       --------       --------       --------

Net increase (decrease) in cash and cash equivalents           (1,896)         1,884         (1,487)          (683)
                                                             --------       --------       --------       --------


CASH AND CASH EQUIVALENTS:

Balance, beginning of period                                    2,234            170          1,825          2,737
                                                             --------       --------       --------       --------
Balance, end of period                                       $    338       $  2,054       $    338       $  2,054
                                                             --------       --------       --------       --------
                                                             --------       --------       --------       --------



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


The Partnership's largest franchisee operates 41 restaurants, 37 of which are leased from unaffiliated lessors, pursuant to a temporary license agreement expiring December 31, 1997. The temporary agreement was entered into as a result of negotiations following the franchisee's defaults in its payments and certain other obligations under its prior agreements with the Partnership and in order to give the franchisee an opportunity to seek permanent financing in an amount sufficient to permit it to refinance its existing obligations to its creditors, including the Partnership, and to remodel its restaurants. Although the franchisee has represented to the Partnership that it is in discussions with possible financing sources, the Partnership believes that if the franchisee is ultimately unsuccessful and loses control of its properties, a majority of the restaurants can continue to be operated as Perkins Family Restaurants pursuant to arrangements between the Partnership and the owners of the properties. In the event such restaurants cannot continue to be operated as Perkins Family Restaurants, the Partnership would no longer receive the revenues paid by the franchisee. During 1996, the franchisee's net royalty payments to the Partnership were approximately $1.5 million and at September 30, 1997, the franchisee was delinquent in its royalty obligations in the amount of approximately $545,000.

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

SUPPLEMENTAL CASH FLOW INFORMATION

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three and nine months ended September 30, consisted of the following (in thousands):


                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                 -------------------      -------------------
                                 1996         1997          1996       1997
                               --------   ---------      --------   --------
(Increase) Decrease in:

    Receivables                $  774     $(1,193)      $ 1,774    $(2,158)

    Inventories                  (248)         85           199         84

    Prepaid expenses and

      other current assets         86         192          (926)      (473)

    Other assets                   32        (297)          250     (1,380)

Increase (Decrease) in:


    Accounts payable              274       4,941           274      3,668

    Accrued expenses           (1,870)        (94)         (111)       697

    Other liabilities             425         345           406        539
                               --------   ---------      --------   --------

                               $ (527)   $  3,979       $ 1,866     $  977
                               --------   ---------      --------   --------
                               --------   ---------      --------   --------

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

Since January 1, 1996, the Partnership has opened six full-service Perkins restaurants, each of which is based on the Partnership's current prototype building design. The average investment, excluding land and pre-opening expenses, was approximately $1.1 million. The Partnership purchased five of the sites for these six restaurants at an average cost of approximately $472,000. The sixth site was acquired under a ground lease. Management believes the average investment for new Partnership-operated units scheduled to be built during the remainder of 1997 and 1998 will range from $1.1 to $1.3 million and land cost will range from $300,000 to $450,000 in cases in which the Partnership purchases the site. Pre-opening expenses consist principally of non-recurring costs such as hourly employee recruiting and training, meals, lodging and travel. Pre-opening costs are amortized over 12 months beginning in the month the restaurant opens. Average annual revenues for 1996 for all Partnership-operated restaurants were approximately $1.6 million.

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

The Partnership's revenues have increased steadily over the last five years. System-wide sales have increased 29.1% from $543,272,000 in 1992 to $701,443,000 for the twelve months ended September 30, 1997. Revenues from Partnership-operated restaurants have increased 29.2% from $170,765,000 to $220,666,000 and franchise revenues have increased 37.2% from $14,079,000 to $19,318,000, over the same period. Average revenue per Partnership-operated restaurant has increased 16.1%, from $1,418,000 to $1,646,000 over the same period. Earnings before interest, taxes, depreciation, and amortization for the same periods were $28,532,000 and $35,472,000, representing a 24.3% increase. Partnership-operated restaurants have achieved comparable restaurant sales increases in each of the last twenty-five quarters.

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

Other Supplemental Data:




                                                                                                        Nine Months Ended
                                                                 Year Ended December 31                    September 30
                                                         --------------------------------------       -----------------------
                                                           1994           1995           1996           1996           1997
                                                         ---------      --------       --------       --------       --------
System-wide restaurant sales

  Partnership-operated                 (1)              $187,711       $208,057       $212,787       $160,482       $167,843

  Franchised                                             425,812        440,446        465,172        350,912        367,025
                                                         ---------      --------       --------       --------       --------

    Total                                                613,523        648,503        677,959        511,394        534,868

Number of restaurants at end of period

    Partnership-operated               (1)                   132            139            134            134            135

    Franchised                         (1)                   300            317            329            324            333
                                                         ---------      --------       --------       --------       --------

    Total                                                    432            456            463            458            468

Average restaurant sales               (2)                 1,535          1,535          1,576          1,185          1,254

Increases in average restaurant sales  (2)                   3.9%           0.0%           2.7%           2.2%           5.8%

Comparable restaurant sales increase   (2)                   0.8%           0.9%           2.6%           2.1%           5.9%

Average guest check                    (2)              $   5.16       $   5.29       $   5.36       $    5.35      $   5.53
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

Revenues from Foxtail increased 10.8% and 9.1% for the three and nine months ended September 30, 1997 and comprised approximately 9.1% and 8.4% of the
Partnership's revenues for both periods, respectively.   The increase in
Foxtail revenues can be primarily attributed to price increases effective in August of 1996 and January of 1997, increased sales outside the Perkins system, and increased number of franchise restaurants. The increase in outside sales is due to the Partnership's greater sales efforts in order to maintain plant capacity during slower production periods.

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


The Partnership's largest franchisee operates 41 restaurants, 37 of which are leased from unaffiliated lessors, pursuant to a temporary license agreement expiring December 31, 1997. The temporary agreement was entered into as a result of negotiations following the franchisee's defaults in its payments and certain other obligations under its prior agreements with the Partnership and in order to give the franchisee an opportunity to seek permanent financing in an amount sufficient to permit it to refinance its existing obligations to its creditors, including the Partnership, and to remodel its restaurants. Although the franchisee has represented to the Partnership that it is in discussions with possible financing sources, the Partnership believes that if the franchisee is ultimately unsuccessful and loses control of its properties, a majority of the restaurants can continue to be operated as Perkins Family Restaurants pursuant to arrangements between the Partnership and the owners of the properties. In the event such restaurants cannot continue to be operated as Perkins Family Restaurants, the Partnership would no longer receive the revenues paid by the franchisee. During 1996, the franchisee's net royalty payments to the Partnership were approximately $1.5 million and at September 30, 1997, the franchisee was delinquent in its royalty obligations in the amount of approximately $545,000.

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


DATE:  November 19, 1997                 BY: /s/ Steven R. McClellan
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