Form 10-K
period 1997-12-31
PERKINS FAMILY RESTAURANTS LP
filed 1998-03-31
CIK 797460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

      (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from        to
                                                      --------  ---------

                          Commission File Number 1-9214

                        PERKINS FAMILY RESTAURANTS, L.P.
             (Exact name of Registrant as specified in its charter)

            Delaware                                    62-1283091
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

6075 Poplar Avenue, Suite 800, Memphis, Tennessee         38119
(Address of principal executive offices)                (Zip Code)

                                 (901) 766-6400
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                                  Name of each exchange
  -------------------                                   on which registered
                                                       ---------------------
  Depositary Units Representing Limited
  Partnership Interests in the Registrant                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I

ITEM 1.  BUSINESS.

GENERAL. Perkins Family Restaurants, L.P. ("Perkins", "Partnership", or "PFR"), is a Delaware limited partnership. Perkins Management Company, Inc. ("PMC"), a wholly-owned subsidiary of Perkins Restaurants, Inc. ("PRI"), a wholly-owned subsidiary of The Restaurant Company ("TRC"), formerly known as Tennessee Restaurant Company, is the sole general partner of Perkins. PMC owns a 1% general partner's interest in the Partnership. The sole business of PMC is to act as the general partner of Perkins. The principal shareholders of TRC are Donald N. Smith, PMC's Chairman and Chief Executive Officer, Harrah's Entertainment, Inc. ("Harrah's"), and The Equitable Life Assurance Society of the United States ("Equitable"). Mr. Smith is also the Chairman and Chief Executive Officer of Friendly Ice Cream Corporation ("FICC"), which operates and franchises approximately 700 full-service restaurants, located primarily in the northeastern United States. Mr. Smith owns 10.3% of the common stock of FICC. Unless the context otherwise requires, all references to Perkins with respect to the ownership and operation of its business also include references to PMC .

OPERATIONS. Perkins operates and franchises family-style restaurants which serve a wide variety of high quality, moderately-priced breakfast, lunch and dinner entrees. Perkins Family Restaurants provide table service, and many are open 24 hours a day (except Christmas day and certain late night hours in selected markets), seven days a week. As of December 31, 1997, entrees served in Partnership-operated restaurants ranged in price from $2.99 to $8.99 for breakfast, $4.29 to $8.99 for lunch and $5.99 to $8.99 for dinner. On December 31, 1997, there were 473 full service restaurants in the Perkins' system, of which 136 were Partnership-operated restaurants and 337 were franchised restaurants. Both the Partnership-operated restaurants and franchised restaurants operate under the names "Perkins Family Restaurant," "Perkins Family Restaurant and Bakery," or "Perkins Restaurant" and the mark "Perkins." The full-service Partnership-operated restaurants and franchised restaurants are located in 33 states with the largest number in Minnesota, Ohio, Pennsylvania, New York and Florida. Perkins has thirteen franchised restaurants in Canada.

Perkins restaurants are primarily located in free-standing buildings with between approximately 90 to 250 seats. Recently, the Partnership and its franchisees have begun to test the Perkins concept in various non-traditional locations such as travel plazas, malls, hotels and airports. The Partnership and its franchisees operate three alternative formats, including limited menu restaurants and a stand-alone bakery, in addition to full-service stand-alone restaurants. These alternative formats are operated under the names "Perkins Cafe and Bakery," "Perkins Bakery" and "Perkins Express".

Perkins offers its guests a "core menu" consisting of certain required menu offerings that each Partnership-operated and franchised restaurant must offer. Additional items are offered to meet regional and local tastes. All menu items at franchised restaurants must be approved by Perkins. Menu offerings continually evolve to meet changing consumer tastes. Perkins buys television, radio, outdoor and print advertisements to encourage trial, to promote product lines and to increase guest traffic. Perkins has also installed a computerized labor scheduling and administrative system called PRISM in all Partnership-operated restaurants to improve Perkins' operating efficiency. PRISM is also available to franchisees.

Perkins also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to its Partnership-operated and franchised restaurants and bakery and food service distributors through Foxtail Foods, Perkins' manufacturing division. During 1997, sales of products from this division to Perkins franchisees and outside third parties constituted approximately 8.9% of total revenues of the Partnership.

Franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years, and pursuant to which a royalty fee (usually 4% of gross sales) and an advertising contribution (typically 3% of gross sales) are paid. Effective January 1, 1998, franchisees pay a non-refundable license fee of $40,000 for the opening of new restaurants. Franchisees opening their third and subsequent restaurants pay a license fee of $30,000. License agreements are typically terminable by franchisees on 12 to 15 months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights. During 1997, franchised restaurants paid average annual royalties in the amount of approximately $56,700. During each of the five years ending December 31, 2002, seventeen, fifteen, twelve, thirteen and seven license agreements, excluding alternative concepts, have terms which will expire. Franchisees typically apply for and receive new license agreements.

In the past, the Partnership has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Partnership provides a limited guaranty of funds borrowed. At December 31, 1997, there were approximately $3,640,000 in borrowings outstanding under these programs. The Partnership has guaranteed $1,200,000 of these borrowings. No additional borrowings are available under these programs.

In early 1998, the Partnership entered into a separate two year limited guarantee of $1,200,000 in borrowings of a franchisee which were used to construct a new franchise restaurant.

DESIGN DEVELOPMENT. The Partnership employs an on-going system of prototype development, testing and remodeling to maintain operationally efficient, cost-effective and unique interior and exterior facility design and decor. An accelerated program to upgrade existing Partnership-operated restaurants began in 1995 and continues today. The current remodel package features modern, distinctive interior and exterior layouts that enhance operating efficiencies and guest appeal. As of December 31, 1997, approximately 87% of Partnership-operated restaurants were either new or remodeled since January 1, 1994.

To promote a consistent and current image throughout the Perkins system, the Partnership encourages its franchisees to remodel their restaurants by providing financial incentives and third-party capital programs. Twenty-two franchised restaurants were remodeled in 1996 and an additional 39 restaurants were remodeled in 1997. Franchise restaurants that were either new or remodeled since 1994 represent approximately 46.6% of the total franchise system.

SYSTEM DEVELOPMENT. Perkins opened three new Partnership-operated full-service restaurants in 1997 in Osseo, MN, Onalaska, WI and Allentown, PA. Thirteen new franchised Perkins restaurants opened during the year and three new franchise owners joined the system.

In 1997, Perkins continued refinement of its Perkins Cafe and Bakery (formerly Perkins Express and Bakery) and Perkins Bakery concepts. Perkins Cafe and Bakery offers a streamlined menu of Perkins' signature items in a quick-service format. Perkins Bakery is a stand-alone bakery featuring Perkins' popular fresh baked products. Both concepts are designed for walk-up traffic and are located in places where Perkins' traditional full-service restaurants cannot be built, such as malls, airports, universities and hospitals.

Four Partnership-operated Cafe and Bakeries were opened in mall locations during 1997. These included, University Mall in Tampa, FL, Wolfchase Galleria in Memphis, TN, Fashion Square Mall in Orlando, FL and Mall of America in Minneapolis, MN. During February 1998, the Partnership closed the Orlando location and is currently negotiating to terminate the lease agreement in Tampa. Additional development and testing of the alternative concept restaurants is anticipated in 1998. The Partnership will develop final plans for mall locations during that period of time.

RESEARCH AND DEVELOPMENT. Each year, Perkins develops and tests a wide variety of products with potential to enhance variety and appeal of its menu. In addition to evaluations conducted in the Partnership's 3,000 sq. ft. test kitchen in Memphis, new products undergo extensive operations and consumer testing to determine acceptance. While this effort is an integral part of Perkins overall operations, it was not a material expense in 1997. In addition, no material amounts were spent to conduct consumer research in 1997.

SIGNIFICANT FRANCHISEES. As of December 31, 1997, three franchisees, otherwise unaffiliated with Perkins, owned 93 of the 337 full-service franchised restaurants and bakeries. The respective distribution of restaurants operated by such franchisees is: 41 restaurants primarily in upstate New York; 31 restaurants in Pennsylvania, Ohio and New York; and 21 restaurants in Ohio and Kentucky. During 1997, Perkins received net royalties and license fees of approximately $2,224,000, $1,681,000 and $1,239,000 respectively, from these franchisees.

The Partnership's largest franchisee operates 41 restaurants, 37 of which are leased from unaffiliated lessors, pursuant to a temporary license agreement expiring March 31, 1998, but which the Partnership expects to extend for an additional 90 days. The temporary license agreement was entered into as a result of negotiations following the franchisee's defaults in its payments and certain other obligations under its prior agreements with the Partnership and in order to give the franchisee an opportunity to seek permanent financing in an amount sufficient to permit it to refinance its existing obligations to its creditors, including the Partnership, and to remodel its restaurants. While the franchisee has represented to creditors, including the Partnership, that it is currently in discussions with possible financing sources and a possible buyer for its business, the Partnership believes that if the franchisee is ultimately unsuccessful and loses control of its properties, a majority of the restaurants can continue to be operated as Perkins Family Restaurants pursuant to new arrangements between the Partnership and the owners of the properties. During the past three years, the franchisee's average net royalty payments to the Partnership were approximately $1.8 million. At December 31, 1997, the franchisee was delinquent in its royalty obligations in the amount of approximately $250,000, net of reserve for loss of $300,000.

ROYALTY ARRANGEMENTS. Perkins' predecessors entered into arrangements under which specified payments are to be made by Perkins based upon a percentage of gross sales from certain restaurants. During 1997, Perkins paid an aggregate of $2,455,000 under such arrangements. During 1997, the Partnership terminated two such agreements. Had such agreements been terminated at the beginning of 1997, payments by the Partnership would have been $1,938,000.

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

WORKING CAPITAL. As is typical in the restaurant industry, Perkins generally operates with a working capital deficit as the Partnership's revenues are primarily derived from cash sales while restaurant inventories are purchased on credit and rapidly converted to cash.

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

EMPLOYEES. As of March 23, 1998, Perkins employed approximately 9,500 persons, of whom approximately 310 were administrative and manufacturing personnel and the balance were restaurant personnel. Approximately 69% of the restaurant personnel are part-time employees. Perkins competes in the job market for qualified restaurant management and operational employees. Perkins maintains ongoing restaurant management training programs and has on its staff full-time restaurant training managers and a training director. Perkins believes that its restaurant management compensation and benefits package compares favorably with those offered by its competitors. None of Perkins' employees are represented by a union.

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

GOING PRIVATE TRANSACTION. The Partnership is a limited partnership that currently is indirectly owned (including its general partner's interest) by TRC. Until December 1997, the Partnership's Units were traded on the New York Stock Exchange under the symbol "PFR." In September 1997, the Partnership, TRC and a subsidiary of TRC entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") pursuant to which the Partnership's operating partnership subsidiary was eliminated through a merger. A series of transactions were consummated on December 22, 1997 whereby the Partnership became an indirect wholly-owned subsidiary of TRC and the 5.44 million Units held by persons other than TRC and its subsidiaries were converted into the right to receive $14.00 in cash per Unit. Such transactions consummated on December 22, 1997 are collectively referred to as the "Going Private Transaction." No change in the Partnership's management or business strategy is anticipated as a result of the consummation of the Going Private Transaction.

Concurrently with the Going Private Transaction, the Partnership entered into a new $50 million secured revolving line of credit facility with a group of banks and issued $130 million principal amount of its 10.125% Senior Notes due 2007 (the "Notes"). Approximately $137 million was required to (i) consummate the Going Private Transaction, (ii) repay existing indebtedness and (iii) pay related fees and expenses. Such funds were obtained from the proceeds of the Notes and internally generated funds.




                           [INTENTIONALLY LEFT BLANK]

ITEM 2.  PROPERTIES.

The following table lists the location of each of the Partnership-operated and franchised restaurants and bakeries as of December 31, 1997 (excluding alternative formats):

                       Number of Restaurants and Bakeries
                       ----------------------------------

                    Partnership
                     Operated      Franchised    Total
                    -----------    ----------    -----
Arizona                --             10           10
Arkansas               --              4            4
Colorado               --             16           16
Delaware               --              1            1
Florida                20             19           39
Georgia                --              1            1
Idaho                  --              8            8
Illinois                8             --            8
Indiana                --              5            5
Iowa                   16              1           17
Kansas                  4              3            7
Kentucky               --              4            4
Maryland               --              2            2
Michigan                5              1            6
Minnesota              39             31           70
Mississippi            --              1            1
Missouri               11              1           12
Montana                --              7            7
Nebraska                5              2            7
New Jersey             --              7            7
New York               --             45           45
North Carolina         --              4            4
North Dakota            3              5            8
Ohio                   --             55           55
Oklahoma                3             --            3
Pennsylvania            7             43           50
South Carolina         --              1            1
South Dakota           --             10           10
Tennessee               1             11           12
Virginia               --              1            1
Washington             --              7            7
Wisconsin              14             14           28
Wyoming                --              4            4
Canada                 --             13           13
                      ---            ---          ---

     Total            136            337          473
                      ===            ===          ===


Most of the restaurants feature a distinctively styled brick or stucco building. Perkins restaurants are predominantly single-purpose, one-story, free-standing buildings averaging approximately 5,000 square feet, with a seating capacity of between 90 and 250 customers.

The following table sets forth certain information regarding
Partnership-operated restaurants and other properties, as of December 31, 1997:


                                                    Number of Properties(1)
                                                    -----------------------
Use                                             Owned       Leased      Total
---                                             -----       ------      -----
Offices and Manufacturing Facilities(2)           1           8            9
Perkins Family Restaurants(3)                    56          80          136
Alternative Concepts (4)                         --           4            4


         (1) In addition, Perkins leases 23 properties, 19 of which were subleased to others, 2 of which are vacant and 2 held for future development. Perkins also owns 13 properties, all of which are leased to others.

         (2) Perkins' principal office is located in Memphis, TN, and currently comprises 53,340 square feet under a lease expiring on May 31, 2003, subject to renewal by Perkins for a maximum of 60 months. In addition, Perkins owns a 25,149 square-foot manufacturing facility in Cincinnati, OH, and leases two other properties in Cincinnati, OH, consisting of 36,000 square feet and 60,000 square feet, respectively, for use as manufacturing facilities.

         (3) The average term of the remaining leases is 8 years, excluding renewal options. The longest lease term will mature in 43 years and the shortest lease term will mature in approximately 3 years, assuming the exercise of all renewal options.

         (4) Perkins leases 5 properties, 4 of which are operating as Cafe and Bakeries and 1 is under construction. The average term of the leases is 8 years, excluding renewal options. The longest lease term will mature in 17 years and the shortest lease term will mature in approximately 4 years, assuming the exercise of all renewal options.

ITEM 3.  LEGAL PROCEEDINGS.

Perkins is a party to various legal proceedings in the ordinary course of business. Management does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on Perkins' financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF UNITHOLDERS.

At a special meeting of Unitholders held on December 15, 1997, the holders of units of limited partnership interest approved the Going Private Transaction. 7,491,376 ballots were cast in favor of the transaction, and 268,556 ballots were cast against the transaction. There were 24,609 abstentions. As a result of the favorable vote, the Going Private Transaction was consummated on December 22, 1997.

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS.

         (a)  Market information.

In conjunction with the Going Private Transaction, effective December 22, 1997, all units of limited partnership interest ("Units") not held by TRC or one of TRC's subsidiaries were converted to the right to receive $14.00 per Unit. Subsequent to the Going Private Transaction, the Units were no longer listed on the New York Stock Exchange.

The closing high and low sales prices for the Units for the quarterly period indicated below are as follows:

    1997                                        High              Low
    ----                                        ----              ---
    1st Quarter                                 14 7/8            12 5/8
    2nd Quarter                                 13 5/8            10 3/8
    3rd Quarter                                 13 7/8            10 3/8
    4th Quarter                                 14                12 7/8


    1996                                        High              Low
    ----                                        ----              ---
    1st Quarter                                 13 1/8            11 3/8
    2nd Quarter                                 12 3/4            11 7/8
    3rd Quarter                                 12 7/8            11 3/4
    4th Quarter                                 13 1/2            12 1/8



         (b)  Unitholders.

         As of March 23, 1998, there were 2 Unitholders of record.

         (c)  Cash Distributions.

Cash distributions of $0.975 and $1.30 per Unit were declared to Perkins' limited partners during 1997 and 1996, respectively. Following the consummation of the Going Private Transaction, the Partnership does not expect to pay distributions to its general or limited partners except distributions sufficient to satisfy any tax liabilities of its partners arising out of the allocation of taxable income or gain from the Partnership. The terms of the Partnership's new secured line of credit facility and Senior Note Indenture limit its ability to pay distributions to its partners.

ITEM 6.  SELECTED FINANCIAL DATA.

                        PERKINS FAMILY RESTAURANTS, L.P.
                     SELECTED FINANCIAL AND OPERATING DATA
         (In Thousands, Except Per Unit Data and Number of Restaurants)

                                         1997              1996              1995              1994              1993
-----------------------------------------------------------------------------------------------------------------------
Income Data:

  Revenues                             $269,526          $252,793          $245,751          $221,902          $212,634
  Net Income (a)                       $  8,200          $ 13,522          $  9,796          $ 12,008          $ 12,602
  Cash Distributions Declared
    Per Unit                           $  0.975          $   1.30          $   1.30          $   1.30          $   1.30

Balance Sheet Data:

  Total Assets                         $214,324          $155,656          $161,829          $150,407          $131,709
  Long-Term Debt(b)                    $130,000          $ 48,244          $ 57,850          $ 39,875          $ 22,600
  Capital Leases(b)                    $  6,999          $  8,573          $  8,810          $ 10,862          $ 13,194

Statistical Data:

  Restaurants and Bakeries in
   Operation at End of Year:
   Partnership-Operated(c)                  136               134               139               132               127
   Franchised (c)                           337               331               319               300               298
-----------------------------------------------------------------------------------------------------------------------
      Total                                 473               465               458               432               425

Average Annual Sales Per
   Partnership-Operated
   Restaurant                          $  1,682          $  1,576          $  1,535          $  1,535          $  1,478
Average Annual Royalties Per
   Franchised Restaurant               $   56.9          $   55.2          $   55.0          $   53.3          $   51.6



(a) Excluding non-recurring items, net income for 1997, 1995 and 1994 would have been $16,050, $12,092, and $13,868, respectively.

(b)  Net of current maturities

(c)  Excluding alternative concepts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Forward-Looking Statements
This discussion contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to the following: general economic conditions, competitive factors, consumer taste and preferences and adverse weather conditions. The Partnership does not undertake to publicly update or revise the forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

Overview:
A summary of the Partnership's results for the three years ended December 31 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues.

                                                1997              1996              1995
                                               ------            ------            ------
Revenues:
  Food sales                                      92.8%             92.6%              92.9%
  Franchise revenues                               7.2               7.4                7.1
                                                ------            ------             ------
Total revenues                                   100.0             100.0              100.0
                                                ------            ------             ------

Costs and expenses:
  Cost of sales:
    Food cost                                     26.9              27.1               26.9
    Labor and benefits                            31.2              31.2               32.1
    Operating expenses                            18.8              19.1               19.4
  General and administrative                       9.8               9.4                9.1
  Depreciation and amortization                    5.9               6.2                5.9
  Interest, net                                    1.8               2.0                2.0
  Benefit from litigation costs                     --                --               (0.1)
  Provision for disposition of assets               --                --                0.2
  Asset write-down (SFAS No. 121)                   --                --                0.8
  Other, net                                      (0.1)             (0.3)              (0.3)
                                                ------            ------             ------
Total costs and expenses                          94.3              94.7               96.0
                                                ------            ------             ------
Income before extraordinary item                   5.7               5.3                4.0
Extraordinary item                                (2.7)               --                 --
                                                ------            ------             ------
Net income                                         3.0%              5.3%               4.0%
                                                ======            ======             ======

Net income for 1997 was $8,200,000 versus $13,522,000 in 1996 and $9,796,000 in
1995. Net income for 1997 included $7,200,000 in extraordinary expenses incurred in connection with the Going Private Transaction and $650,000 in non-recurring tax reorganization costs. Without these charges, 1997 income would have been $16,050,000. Net income for 1995 included a $1,900,000 charge related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, a loss of $609,000 related to a store disposition and canceled development projects, and a $190,000 benefit from a legal dispute reserved for in 1994. Without these charges, 1995 income would have been $12,092,000.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Revenues:

Total revenues increased 6.6% over 1996 primarily due to higher comparable restaurant sales, the net addition of five new franchised restaurants and two new Partnership-operated restaurants and increased sales at Foxtail Foods ("Foxtail" ), the Partnership's manufacturing operation.

Comparable sales for Partnership-operated restaurants increased approximately 6.6% due to a 3.7% increase in average guest check and a 2.9% increase in customer counts. As a comparison, 1996 results include an additional day because of leap year. The increase in average guest check was the result of selective menu price increases and guest preferences for higher-priced entrees. The shift in customer preference to higher-priced entrees can be attributed to the Partnership's development and promotion of higher-priced menu items. Management believes remodeling of Partnership-operated restaurants, increased promotional events and implementation of new products resulted in the increased customer counts.

In 1997, Foxtail revenues increased 11.7% over 1996 and constituted approximately 8.9% of the Partnership's total revenues. Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Partnership-operated and franchised restaurants through food service distributors in order to ensure consistency and availability of Perkins' proprietary products to each unit in the system. Additionally, it produces a variety of non-proprietary products for sale in various retail markets. Sales to Partnership-operated restaurants are eliminated in the accompanying income statements. The increase in Foxtail's revenue can be attributed primarily to price increases effective in August 1996 and January 1997, increased sales outside the Perkins system and an increase in franchised restaurants' sales. The increase in outside sales is due to the Partnership developing external sales in order to maintain plant utilization during slower production periods.

Franchise revenues, which consist primarily of franchise royalties and initial license fees, increased 3.8% over the prior year. Although comparable franchised restaurant sales only increased 1.5% over the prior year, revenues of franchised restaurants opened during 1995 and 1996 averaged 6.1% higher than the franchise system average. This performance resulted in the overall improvement in franchise revenues. Additionally, 13 new franchised restaurants opened during the year, and one Partnership-operated restaurant was converted to a franchised restaurant. Revenues from these openings were partially offset by the closing of 8 under-performing franchised restaurants, 2 of which reopened in late 1997, and a decrease in franchise license fees due to fewer openings in 1997.

Costs and Expenses:

Food cost:
In terms of total revenues, food cost decreased 0.2 percentage points over 1996. Restaurant division food cost expressed as a percentage of restaurant division sales, decreased 0.3 percentage points. This decrease resulted from selective menu price increases and a decline in the costs of certain commodities including eggs and breads. This decrease was partially offset by higher food costs associated with pork and poultry products.

Labor and benefits:
Labor and benefits, as a percentage of total revenues, remained consistent to 1996. Worker's compensation and group insurance claims costs decreased; however, hourly labor costs in the Partnership's restaurants rose due to mandated increases in minimum wage rates and wage rate pressures from low levels of unemployment. As a percentage of revenues, Foxtail labor and benefit charges are significantly lower than the Partnership's restaurants. As Foxtail becomes a more significant component of the Partnership's total operations, labor and benefits expense, expressed as a percent of total revenue, should decrease.

The wage rates of the Partnership's hourly employees are impacted by Federal and state minimum wage laws. Legislation which raised the Federal minimum wage rate in 1996 and has further increased the minimum wage rate in 1997 had an impact on the Partnership's labor costs. These increases have resulted in the Federal minimum wage rate increasing from $4.25 per hour to $4.75 on October 1, 1996 to $5.15 per hour as of September 1, 1997 to the present date. Certain states do not allow tip credits for servers which results in higher payroll costs as well as greater exposure to increases in minimum wage rates. In the past, the Partnership has been able to offset increases in labor costs through selective menu price increases and improvements in labor productivity. The Partnership anticipates that it can offset the majority of the current increases through selective menu price increases. However, there is no assurance that future increases can be mitigated through raising menu prices.

Operating expenses:
Operating expenses, expressed as a percentage of total revenues, decreased 0.3 percentage points over 1996. Fees payable under royalty arrangements decreased as a percentage of total revenues due to termination of two such agreements, and utilities expense decreased due to milder winter weather than experienced in the previous year. These decreases were partially offset by increased bad debt expense.

General and administrative:
General and administrative expenses increased 10.3% over 1996, primarily due to increased incentive compensation costs as a result of the Partnership's improved performance and due to increased administrative support related to both the growth at Foxtail and anticipated growth in the number of Partnership-operated and franchised restaurants expected to open in 1998.

Depreciation and amortization:
Depreciation and amortization increased approximately 1.8% over 1996 due primarily to the continuing refurbishment program to upgrade and maintain existing restaurants as well as the addition of new Partnership-operated restaurants.

Interest, net:
Interest expense was approximately 4% lower than 1996 due to lower average debt balances and decreased capital lease obligations.

Other:
In 1997, the Partnership incurred approximately $650,000 in reorganization costs associated with analyzing the alternatives to becoming a tax-paying entity beginning January 1998.

Extraordinary item:
During 1997, after Unitholder approval, all Units held by persons other than TRC and its subsidiaries were converted into the right to receive $14.00 in cash per Unit. In connection with the Going Private Transaction, the Partnership expensed $7,200,000 of extraordinary costs.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Revenues:

Total revenues increased 2.9% over 1995 due primarily to increased restaurant food sales, sales at Foxtail and increased franchise royalties. The increase in restaurant food sales can be primarily attributed to the addition of three new restaurants in 1996 and ten new restaurants in 1995, partially offset by the closing of four Partnership-operated restaurants and refranchising of three Partnership-operated restaurants. Comparable restaurant sales increased approximately 2.6% over 1995 due primarily to selective price increases and an increase in comparable guest visits of 0.8%. Revenues from Foxtail increased approximately 5.8% over 1995 and constituted approximately 8.5% of the Partnership's total 1996 revenues. This increase can be attributed primarily to increased bakery sales at franchised restaurants to which Foxtail sells various mixes, doughs and pies.

Franchise revenues increased 6.5% over the prior year due primarily to the addition of nineteen new franchised restaurants. The increase was partially offset by a decrease in sales for franchised restaurants open for more than one year. Ten franchised restaurants were closed during 1996 and three Partnership-operated restaurants began operations as franchised restaurants during the year.

Costs and Expenses:

Food Cost:
In terms of total revenues, food cost increased 0.2 percentage points over 1995. Restaurant division food cost expressed as a percentage of restaurant division sales remained relatively constant as compared to 1995. Slight decreases in commodity costs were partially offset by changes in the menu mix due to promotions such as steak and eggs, shrimp and turkey. Additionally, the costs of certain product enhancements were offset by selective menu price increases.

The cost of Foxtail sales, in terms of total Foxtail revenues, increased approximately 1.7 percentage points from 1995, due primarily to certain commodity cost and packaging increases. As a manufacturing operation, Foxtail typically has higher food costs as a percent of revenues than the Partnership's restaurants.

Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, decreased 0.9 percentage points from 1995, primarily due to improved productivity in the Partnership's restaurants and pie manufacturing facility. These expenses also benefited from reduced claims costs associated with the Partnership's group health and workers compensation programs.

Operating expenses:
Operating expenses, expressed as a percentage of total revenues, decreased 0.3 percentage points from 1995 to 1996. Decreases in direct operating and pre-opening expenses, as a percent of restaurant division sales, were partially offset by an increase in repairs and maintenance expense. A decrease in Foxtail operating expenses, as a percentage of Foxtail revenue, was primarily due to decreases in net freight costs, repairs and maintenance and advertising expenses offset by higher promotional cost.

General and administrative:
General and administrative expenses increased approximately 6.7% over 1995, which is primarily the result of an increase in incentive costs due to the Partnership's positive operating results in 1996. Additional factors contributing to this increase were increased administrative support related to growth at Foxtail and an increase in the Partnership's match of 401(k) contributions from 25% in 1995 to 50% in 1996.

Depreciation and amortization:
Depreciation and amortization increased approximately 9.4% over 1995 due to the addition of three new Partnership-operated restaurants and refurbishments to upgrade and improve existing restaurants.

Interest, net:
Net interest expense was approximately 5% higher than 1995 primarily as the result of a higher average debt balance. This increase was partially offset by a decrease in the interest expense associated with capital lease obligations.

Other:
Other income increased approximately $354,000 during 1996 due primarily to rental income on four restaurant properties which were leased to franchisees in late 1995 and 1996 and one property leased to another restaurant chain in 1996. Depreciation expense associated with these five properties totaling $324,000 is included in depreciation and amortization expense.

CAPITAL RESOURCES AND LIQUIDITY

Principal uses of cash during the year were payments on long-term debt, cash outlays related to the Going Private Transaction, including repurchase of Units and the Going Private Transaction expenses, capital expenditures and cash distributions to Unitholders. Capital expenditures consisted primarily of land, building and equipment purchases for new Partnership-operated restaurants, maintenance capital and costs related to remodels of existing restaurants. The Partnership's primary sources of funding were the issuance of debt and cash provided by operations.

The following table summarizes capital expenditures for each of the years in the three-year period ended December 31, 1997.

                                              YEARS ENDED DECEMBER 31
                                              ------------------------
                                      1997             1996            1995
                                    -------          -------          -------
      Maintenance                   $ 3,453          $ 2,987          $ 3,435
      Renovation                      2,790            4,064            8,431
      New restaurant development      6,193            1,947           12,626
      Manufacturing                     714              651              859
      Other                           1,936            2,209            3,580
                                    -------          -------          -------
      Total Capital Expenditures    $15,086          $11,858          $28,931
                                    =======          =======          =======

The Partnership's capital budget for 1998 is $21.4 million. The Partnership plans to add seven new full-service Partnership-operated restaurants in 1998. The remaining capital budget will be primarily applied to remodels of existing restaurants and restaurant maintenance. The primary source of funding for these projects is expected to be cash provided by operations. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

As is typical in the restaurant industry, the Partnership ordinarily operates with a working capital deficit since the majority of its sales are for cash, while credit is received from its suppliers. Therefore, operating with a working capital deficit does not impair the Partnership's short-term liquidity. At December 31, 1997, this deficit was $19,878,000.

On December 22, 1997, the Partnership issued $130,000,000 of 10.125% Unsecured Senior Notes (the "Notes") due December 15, 2007. The proceeds were used to repay outstanding senior notes and borrowings under the Partnership's revolving line of credit, purchase Units from the public and pay expenses relative to the Partnership's Going Private Transaction.

On December 22, 1997, the Partnership obtained a secured $50,000,000 revolving line of credit facility (the "New Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The New Credit Facility matures on January 1, 2003, at which time all amounts become payable. All amounts under the facility will bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. As of December 31, 1997, no borrowings and approximately $3,050,000 of letters of credit were outstanding under the facility.

Prior to the fourth quarter of 1997, the Partnership had paid regular quarterly cash distributions to Unitholders. Following the consummation of the Going Private Transaction, the Partnership does not expect to pay distributions to its general partner or limited partner except distributions sufficient to satisfy any tax liabilities of its partners arising out of the allocation of taxable income or gain from the Partnership. The Senior Note Indenture and the New Credit Facility limit the Partnership's ability to pay distributions to its partners.

The Partnership's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness (including the Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the New Credit Facility, will be adequate to meet the Partnership's liquidity needs for the foreseeable future. The Partnership may, however, need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Partnership will generate sufficient cash flow from operations, or that future borrowings will be available under the New Credit Facility in an amount sufficient to enable the Partnership to service its indebtedness, including the Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Partnership will be able to effect any such refinancing on commercially reasonable terms or at all.

SYSTEM DEVELOPMENT

The Partnership plans to open seven new full-service Partnership-operated restaurants in 1998. The Partnership expects to aggressively grow its franchised restaurants. In recent years, the Partnership has been issuing area development agreements in selected markets where both new and existing franchisees are qualified to open multiple locations within three to five years. These development agreements are expected to complement continued growth among franchisees who prefer to open a limited number of restaurants in existing and smaller markets.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Partnership will adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the first quarter of fiscal 1998. The Partnership is still evaluating the effects of adopting this statement, but does not expect the adoption to have a material effect on the Partnership's consolidated financial statements.

IMPACT OF INFLATION

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

YEAR 2000

The Partnership has analyzed its computer systems and has determined that these systems are substantially year 2000 compliant. Future costs associated with year 2000 compliance are not expected to be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        PERKINS FAMILY RESTAURANTS, L.P.
                              STATEMENTS OF INCOME
                             YEARS ENDED DECEMBER 31
                                 (In Thousands)

                                                    1997            1996          1995
                                                  ---------      ---------      ---------
REVENUES:
     Food sales                                   $ 250,193      $ 234,164      $ 228,259
     Franchise revenues                              19,333         18,629         17,492
                                                  ---------      ---------      ---------
Total Revenues                                      269,526        252,793        245,751
                                                  ---------      ---------      ---------
COSTS AND EXPENSES:
  Cost of sales:
      Food cost                                      72,559         68,456         66,204
      Labor and benefits                             84,027         78,970         78,916
      Operating expenses                             50,645         48,284         47,678
  General and administrative                         26,187         23,741         22,251
  Depreciation and amortization                      16,029         15,748         14,401
  Interest, net                                       4,862          5,066          4,826
  Benefit from litigation costs                          --             --           (190)
  Provision for disposition of assets                    --             --            609
  Asset write-down (SFAS 121)                            --             --          1,900
  Other, net                                           (183)          (994)          (640)
                                                  ---------      ---------      ---------
Total Costs and Expenses                            254,126        239,271        235,955
                                                  ---------      ---------      ---------
INCOME BEFORE EXTRAORDINARY ITEM                     15,400         13,522          9,796
EXTRAORDINARY ITEM, Going Private
  Transaction                                         7,200             --             --
                                                  ---------      ---------      ---------
NET INCOME                                        $   8,200      $  13,522      $   9,796
                                                  =========      =========      =========







  The accompanying notes to financial statements are an integral part of these statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                                   DECEMBER 31
                       (In Thousands, Except Unit Amounts)

                                                                              1997              1996
                                                                            --------          --------
                                   ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                   $ 14,160          $  2,737
Receivables, less allowance for doubtful accounts of $846 and $430             7,719             6,285
Inventories, at the lower of first-in, first-out cost or market                4,232             4,234
Prepaid expenses and other current assets                                      1,823             1,551
                                                                            --------          --------
Total current assets                                                          27,934            14,807
                                                                            --------          --------

PROPERTY AND EQUIPMENT, at cost, net of
accumulated depreciation and amortization                                    127,392           115,086
NOTES RECEIVABLE, less allowance for
   doubtful accounts of $6 and $10                                               983               805
INTANGIBLE AND OTHER ASSETS, net of
   accumulated amortization of $27,591 and $26,451                            58,015            24,958
                                                                            --------          --------
                                                                            $214,324          $155,656
                                                                            ========          ========


  The accompanying notes to financial statements are an integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                                  DECEMBER 31
                      (In Thousands, Except Unit Amounts)

                                                               1997              1996
                                                             --------          --------
                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
 Current maturities of long-term debt                        $     --          $  4,356
 Current maturities of capital lease obligations                1,301             1,683
 Accounts payable                                              10,563             8,878
 Accrued expenses                                              35,948            14,235
 Distributions payable                                             --             3,479
                                                             --------          --------
 Total current liabilities                                     47,812            32,631
                                                             --------          --------

CAPITAL LEASE OBLIGATIONS, less current maturities              6,999             8,573

LONG-TERM DEBT, less current maturities                       130,000            48,244

OTHER LIABILITIES                                               4,312             4,651

COMMITMENTS AND CONTINGENCIES
(Notes 5 and 10)

PARTNERS' CAPITAL:
General partner                                                   252               615
Limited partners (5,463,924 and 10,492,930 Units
    issued and outstanding)                                    24,949            60,942
                                                             --------          --------

Total Partners' Capital                                        25,201            61,557
                                                             --------          --------
                                                             $214,324          $155,656
                                                             ========          ========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                        (In Thousands, Except Unit Data)




                                                           Limited
                                                         Partnership        General          Limited
                                                            Units           Partner          Partners             Total
                                                         -----------        -------          --------            --------
Balance at December 31, 1994                             10,379,125       $     648          $ 64,130            $ 64,778
  Net income for 1995                                            --              98             9,698               9,796
  Capital contribution                                           --               3                --                   3
  Cash distributions declared ($1.30 per Unit)                   --            (138)          (13,631)            (13,769)
  Issuance of restricted Units                              126,970              --             1,604               1,604
  Retirement of restricted Units                            (24,725)             --              (390)               (390)
  Changes in deferred compensation
    related to restricted Units                                  --              --              (926)               (926)
                                                        -----------       ---------          --------            --------
 Balance at December 31, 1995                            10,481,370             611            60,485              61,096
                                                        -----------       ---------          --------            --------
  Net income for 1996                                            --             135            13,387              13,522
  Capital contribution                                           --               7                --                   7
  Cash distributions declared ($1.30 per Unit)                   --            (138)          (13,633)            (13,771)
  Issuance of restricted Units                               44,250              --               544                 544
  Retirement of restricted Units                            (32,690)             --              (451)               (451)
  Changes in deferred compensation
   related to restricted Units                                   --              --               610                 610
                                                        -----------       ---------          --------            --------
 Balance at December 31, 1996                            10,492,930             615            60,942              61,557
                                                        -----------       ---------          --------            --------
  Net income for 1997                                            --              82             8,118               8,200
  Capital contribution                                           --              28                --                  28
  Cash distributions declared ($.975 per Unit)                   --            (103)          (10,220)            (10,323)
  Issuance of restricted Units                               13,750              --               166                 166
  Retirement of restricted Units                            (20,413)             --              (279)               (279)
  Changes in deferred compensation
   related to restricted Units                                   --              --             2,278               2,278
  Going Private Transaction                              (5,442,067)             --           (36,677)            (36,677)
  Issuance of Units to PRI and PMC                          420,924              --               639                 639
  Other                                                      (1,200)           (370)              (18)               (388)
                                                        -----------       ---------          --------            --------
 Balance at December 31, 1997                             5,463,924       $     252          $ 24,949            $ 25,201
                                                        ===========       =========          ========            ========

The accompanying notes to financial statements are an integral part of these statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                            STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31
                                 (In Thousands)

                                                                     1997                1996               1995
                                                                   ---------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         $   8,200           $ 13,522           $  9,796
Adjustments to reconcile net income to net cash
provided by operating activities:
  Asset write-down (SFAS 121)                                             --                 --              1,900
  Depreciation and amortization                                       16,029             15,748             14,401
  Extraordinary item                                                   7,200                 --                 --
  Other non-cash income and expense items                              1,941              1,795              1,917
  Changes in other operating assets and liabilities                    1,524              4,180             (2,682)
                                                                   ---------           --------           --------
      Total adjustments                                               26,694             21,723             15,536
                                                                   ---------           --------           --------
      Net cash provided by operating activities                       34,894             35,245             25,332
                                                                   ---------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash paid for property and equipment                               (15,086)           (11,858)           (28,931)
  Proceeds from sale of property and equipment                         1,513                573                889
  Payments on notes receivable                                         1,154              1,755                723
  Investment in/Advances to joint venture                               (850)                --                 --
                                                                   ---------           --------           --------
      Net cash used in investing activities                          (13,269)            (9,530)           (27,319)
                                                                   ---------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long-term debt                                       192,000             16,250             59,125
  Payments on long-term debt                                        (114,600)           (25,075)           (41,000)
  Principal payments under capital lease obligations                  (1,956)            (2,074)            (1,981)
  Distributions to partners                                          (13,906)           (13,904)           (13,870)
  Deferred financing costs                                            (5,474)                --                (55)
  Repurchase of limited partnership units                            (66,266)                --                 --
                                                                   ---------           --------           --------
      Net cash provided by (used in) financing activities            (10,202)           (24,803)             2,219
                                                                   ---------           --------           --------
      Net increase in cash and cash equivalents                       11,423                912                232

CASH AND CASH EQUIVALENTS:

  Balance, beginning of year                                           2,737              1,825              1,593
                                                                   ---------           --------           --------
  Balance, end of year                                             $  14,160           $  2,737           $  1,825
                                                                   =========           ========           ========




  The accompanying notes to financial statements are an integral part of these statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization --

Perkins Family Restaurants, L.P., (the "Partnership" or "PFR"), is a Delaware limited partnership. The Partnership is managed by Perkins Management Company, Inc. ("PMC"). PMC, a wholly-owned subsidiary of Perkins Restaurants, Inc. ("PRI"), is the sole general partner and owns 2.9% of PFR including a 1% general partner interest and a 1.9% limited partner interest. PRI owns approximately 98.1% of the Limited Partnership Units ("Units") of PFR. PRI is a wholly-owned subsidiary of The Restaurant Company ("TRC"). The Partnership reimburses PMC for all of its direct and indirect costs (principally general and administrative costs) allocable to the Partnership.

The activities of the Partnership are governed by the terms of the partnership agreement (the "Agreement"). The significant provisions of the Agreement not described elsewhere are that the general partner has sole and complete discretion in determining the consideration, terms and conditions with respect to any future issuance of Units and no preemptive rights to acquire additional Units exist.

The Partnership operates and franchises family-style restaurants which serve a wide variety of high quality, moderately priced breakfast, lunch, and dinner entrees, snacks and bakery products. Perkins restaurants provide table service, and many are open 24 hours a day (except Christmas day and certain late night hours in selected markets), seven days a week. The full-service restaurants are located in 33 states with the largest number in Minnesota, Ohio, Pennsylvania, New York, and Florida. There are thirteen franchised restaurants located in Canada. The Partnership also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to Partnership-operated and franchised restaurants and bakery and food service distributors through Foxtail Foods, the Partnership's manufacturing division.

Basis of Presentation --
Certain prior year amounts have been reclassified to conform to current year presentation.

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

Advertising --
The Partnership expenses the costs of producing and communicating advertising. Net advertising expense was $10,784,000, $10,629,000 and $10,462,000 for the fiscal years 1997, 1996 and 1995, respectively.

Property and Equipment --
Major renewals and betterments are capitalized; replacements and maintenance and repairs which do not extend the lives of the assets are charged to operations as incurred.

Preopening Costs --
New store preopening costs are deferred and amortized over twelve months, starting when the restaurant opens.

Impairment of Long-Lived Assets --
Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Partnership evaluates the recoverability of assets (including intangibles) when events and circumstances indicate that assets might be impaired. For such assets, the Partnership determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.

Income Taxes --
For state and Federal income tax purposes, the Partnership is not a taxpaying entity. As a result, the taxable income, which may vary substantially from income reported for financial reporting purposes, is includable in the state and Federal tax returns of the partners. Accordingly, no current provision for income taxes is reflected in the accompanying financial statements. The tax returns of the Partnership are subject to examination by state and Federal taxing authorities. If such examinations result in changes to taxable income, the tax liability of the partners would be changed accordingly.

On December 22, 1987, tax legislation was enacted which had the effect of taxing publicly traded partnerships as corporations for tax years beginning after 1997. However, as a result of the Going Private Transaction as described in Note 2, the Partnership remained a nontaxable partnership for state and Federal income tax purposes.

Cash Distributions --
The Partnership recognizes cash distributions payable to its partners as of the declaration dates. Cash distributions of $0.975 and $1.30 per Unit were declared during 1997 and 1996, respectively.

(2) THE GOING PRIVATE TRANSACTION:

Prior to December 22, 1997, the Partnership was a limited partnership 48.6% indirectly owned (including its general partner's interest) by TRC. The remainder of the Units were traded on the New York Stock Exchange under the symbol "PFR". The Partnership's business was conducted through Perkins Restaurants Operating Company, L.P. ("PROC"), a Delaware limited partnership. PFR was the sole limited partner and owned 99% of PROC, and PMC was the sole general partner and owned the remaining 1% of PROC. Upon a majority vote of the holders of the publicly traded Units, 5.44 million Units held by persons other than TRC and its subsidiaries were converted into the right to receive $14.00 in cash per Unit (the "Going Private Transaction"). Additionally, PROC was merged into PFR, and PMC's 1% general partnership interest in PROC was converted into a limited partnership interest in PFR. Upon consummation of the Going Private Transaction on December 22, 1997, PFR became an indirect wholly-owned subsidiary of TRC.

TRC's treatment of the transaction as an acquisition of a minority interest of a subsidiary resulted in "push down" accounting adjustments in accordance with the purchase method of accounting as a step acquisition. The effect of these adjustments is summarized as follows:

           Total purchase price of Units (including direct costs of $1,569)          $ 77,758
           Less: Minority interest in PFR                                             (36,677)
                                                                                     --------
             Total                                                                   $ 41,081
                                                                                     ========

           Allocation of step-up of assets:
           Property and equipment                                                    $ 13,830
           Franchise agreements                                                        10,630
           Goodwill                                                                    16,621
                                                                                     --------
             Total                                                                   $ 41,081
                                                                                     ========






Franchise agreements will be amortized using the straight line method over the remaining life of each specific franchise agreement (generally 1 to 20 years). Goodwill will be amortized using the straight line method over 40 years.

As the Going Private Transaction occurred on December 22, 1997, the "push down" accounting adjustments did not have a material impact on the results of operations for the year ended December 31, 1997. Expenses of $7,200,000 incurred in connection with the Going Private Transaction are reflected as an extraordinary item in the accompanying Statements of Income.

The following unaudited proforma results of operations for 1997 and 1996 give effect to the Going Private Transaction, excluding the $7,200,000 extraordinary item, as if it had occurred at the beginning of those periods. This proforma information does not necessarily represent what the results would have been had the Going Private Transaction occurred at the beginning of each period presented.

                                             (Unaudited)
                                  ---------------------------------
                                     1997                   1996
                                  ---------               ---------
          Revenues                $ 269,526               $ 252,793
          Net income              $   3,806               $   2,102




(3)  SUPPLEMENTAL CASH FLOW INFORMATION:

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the years ended December 31 consisted of the following (in thousands):

                                         1997             1996              1995
                                      -------           -------           -------
(Increase) Decrease in:

  Receivables                         $(2,675)          $ 1,726           $  (877)
  Inventories                               2                84              (239)
  Prepaid expenses and other
    current assets                       (534)             (739)           (1,032)
  Other assets                           (787)              190               212

Increase (Decrease) in:

  Accounts payable                      1,685             1,353              (341)
  Accrued expenses                      3,540             1,294              (545)
  Other liabilities                       293               272               140
                                      -------           -------           -------
                                      $ 1,524           $ 4,180           $(2,682)
                                      =======           =======           =======





The Partnership paid interest of $5,036,000 in 1997, $5,443,000 in 1996 and $5,621,000 in 1995.

During 1996, the Partnership acquired property, primarily restaurant equipment, through a master capital lease agreement, totaling $1,565,000.

(4)  PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following as of December 31 (in thousands):

                                                             1997                1996
                                                          ---------           ---------
Owned:

  Land and land improvements                              $  34,469           $  28,202
  Buildings                                                  73,109              65,873
  Leasehold improvements                                     33,942              29,743
  Equipment                                                  62,704              54,387
  Construction in progress                                    1,472               1,657
                                                          ---------           ---------
                                                            205,696             179,862
Less - accumulated depreciation and amortization            (83,052)            (70,932)
                                                          ---------           ---------
                                                            122,644             108,930
                                                          ---------           ---------
Leased:

  Buildings                                                  23,972              24,945
  Equipment                                                   1,532               1,564
                                                          ---------           ---------
                                                             25,504              26,509
Less - accumulated amortization                             (20,756)            (20,353)
                                                          ---------           ---------
                                                              4,748               6,156
                                                          ---------           ---------
                                                          $ 127,392           $ 115,086
                                                          =========           =========

Depreciation and amortization for financial reporting purposes is computed using the straight-line method based on the shorter of either the estimated useful lives or the lease terms of the property, as follows:

                                                                       Years
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

(5)  LEASES:

As of December 31, 1997, there were 136 full-service restaurants operated by the Partnership, as follows:

     68  with both land and building leased
     56  with both land and building owned
     12  with the land leased and building owned

As of December 31, 1997, there were 33 restaurants either leased or subleased to others by the Partnership as follows:

     15  with both land and building leased
     13  with both land and building owned
      4  with the land leased and building owned

Most of the restaurant leases have a primary term of 20 years and generally provide for two to four renewals of five years each. Certain leases provide for minimum payments plus a percentage of sales in excess of stipulated amounts.

Future minimum payments related to leases that have initial or remaining lease terms in excess of one year as of December 31, 1997 were as follows (in thousands):

                                       Lease Obligations
                                   --------------------------
                                     Capital        Operating
                                   ------------     ---------
1998                               $  2,110          $ 6,268
1999                                  1,905            5,962
2000                                  1,549            5,357
2001                                  1,468            4,977
2002                                  1,205            4,225
Thereafter                            3,600           17,448
                                   --------          -------
  Total minimum lease payments       11,837          $44,237
                                                     =======
Less:
  Amounts representing interest      (3,537)
                                   --------
  Capital lease obligations        $  8,300
                                   ========

Capital lease obligations have effective interest rates ranging from 7.1% to 16.1% and are payable in monthly installments through 2011.

Future minimum gross rental receipts as of December 31, 1997, were as follows (in thousands):


                             Amounts Receivable As
                             ---------------------
                             Lessor      Sublessor
                             --------    ---------
1998                         $  1,059      $ 1,446
1999                            1,069        1,295
2000                            1,080        1,051
2001                            1,041        1,053
2002                              925          937
Thereafter                      7,603        3,216
                             --------      -------
Total minimum lease rentals  $ 12,777      $ 8,998
                             ========      =======

The net rental expense included in the accompanying financial statements for operating leases was as follows (in thousands):



                          1997         1996            1995
                         -------    ----------     ---------
Minimum rentals          $ 5,710     $   5,341       $ 5,064
Contingent rentals         1,280         1,114         1,004
Less - sublease rentals     (992)       (1,041)         (982)
                         -------     ---------       -------
                         $ 5,998     $   5,414       $ 5,086
                         =======     =========       =======

(6)  INTANGIBLE AND OTHER ASSETS:

Intangible and other assets, net of accumulated amortization, were as follows as of December 31 (in thousands):



                                                            1997         1996
                                                           --------    --------
Excess of cost over fair value of net assets acquired,
 being amortized evenly over 30 to 40 years                $ 39,256    $ 23,627
Present value of estimated future royalty fee income
 being amortized evenly over the remaining lives of
 the franchise agreements                                    10,909         423
Deferred financing costs being amortized over
 the remaining life of the debt agreements                    5,793         127
Other                                                         2,057         781
                                                           --------    --------
                                                           $ 58,015    $ 24,958
                                                           ========    ========

The Partnership periodically reevaluates the realizability of its excess cost over fair value of net assets acquired by comparing the unamortized balance with projected undiscounted cash flows from operations. The realizability of intangible assets related to future royalty fee income is also assessed periodically based on the performance of the applicable franchise restaurants.

(7)  ACCRUED EXPENSES:

Accrued expenses consisted of the following as of December 31 (in thousands):



                                                         1997            1996
                                                      ---------       ---------
Payroll and related benefits                            $ 9,006         $ 7,543
Property, real estate and sales taxes                     2,427           2,006
Insurance                                                 1,093           1,232
Rent                                                      1,407           1,165
Unredeemed Units and Going Private Transaction costs     17,801               -
Franchise equipment deposits                              1,428               -
Advertising                                                 572             530
Other                                                     2,214           1,759
                                                      ---------       ---------
                                                        $35,948         $14,235
                                                      =========       =========

                           [INTENTIONALLY LEFT BLANK]

(8)  LONG-TERM DEBT:

Long-term debt consisted of the following at December 31 (in thousands):



                                                         1997            1996
                                                     ----------       ----------
Unsecured Senior Notes:
  10.125%, interest payable semi-annually,
  due December 15, 2007                              $  130,000       $        -

  7.19%, due in quarterly installments beginning
  December 13, 1997 through December 13, 2005                 -           20,000

  8.60%, due in quarterly installments through
  July 1, 2002                                                -           10,650

  6.99%, due in quarterly installments through
  July 1, 2003                                                -            3,950

Revolving credit agreement, due June 30, 1997                 -           13,000

Term loan, due in quarterly installments through
  June 30, 1998                                               -            5,000
                                                     ----------       ----------
                                                     $  130,000           52,600
Less current maturities                                       -           (4,356)
                                                     ----------       ----------
                                                     $  130,000       $   48,244
                                                     ==========       ==========

On December 22, 1997, the Partnership issued $130,000,000 of 10.125% Unsecured Senior Notes ("the Notes") due December 15, 2007. The proceeds were used to repay outstanding senior notes and borrowings under the Partnership's revolving line of credit, purchase Units from the public and pay related expenses relative to the Going Private Transaction.

On December 22, 1997, the Partnership obtained a $50,000,000 secured revolving line of credit facility (the "New Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The New Credit Facility matures on January
1, 2003, at which time all amounts become payable.   Any amounts borrowed under
the New Credit Facility will bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. As of December 31, 1997, no borrowings and approximately $3,050,000 of letters of credit were outstanding under the New Credit Facility.

In connection with the issuance of the Notes and obtaining the New Credit Facility, the Partnership incurred deferred financing costs of approximately $6,028,000 which are being amortized over the terms of the debt agreements.

In order to manage interest costs, the Partnership entered into an interest rate
swap agreement in 1994.   The notional amount protected by this transaction
decreases quarterly and the LIBOR component is adjusted quarterly. The agreement expires June 30, 1998. The Partnership also maintained a participating interest rate swap and cap agreement. The swap and cap agreement expired on June 30, 1997.

The remaining derivative financial instrument has an inherent element of risk that the counterparties may be unable to meet the terms of the agreement. The Partnership has minimized such risk exposure by limiting the counterparties to major financial institutions.

Based on the borrowing rates currently available for debt with similar terms and maturities, the approximate fair market value of the Partnership's long-term debt as of December 31 was as follows (in thousands):



                                         1997           1996
                                      ---------       --------
10.125% Unsecured Senior Notes        $ 130,000       $      -
7.19% Unsecured Senior Notes                  -         19,412
8.6% Unsecured Senior Notes                   -         10,842
6.99% Unsecured Senior Notes                  -          3,830
Interest Rate Swap Agreement                 11            126
Participating Interest Rate Swap
and Cap Agreement                             -             51

The values associated with the interest rate swaps represent the estimated contract values as reported to the Partnership by the commercial bank that is the counterparty to these agreements. Because the Partnership's revolving line of credit and term loan borrowings outstanding at December 31, 1996 bore interest at current market rates, management believes that the related liabilities reflected in the accompanying balance sheets approximated fair market value.

Pursuant to both the Notes and the New Credit Facility, the Partnership must maintain specified financial ratios and is subject to certain restrictions which limit additional indebtedness. At December 31, 1997, the Partnership was in compliance with all such requirements.

Interest expense capitalized in connection with the Partnership's construction activities amounted to approximately $78,000, $136,000 and $153,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

(9)  INCOME TAXES:

As a result of the Going Private Transaction as described in Note 2, the Partnership remained a nontaxable partnership for state and Federal income tax purposes. Under the Partnership's form of taxation, the distributions paid by the Partnership are not taxable to its partners. Instead, the Partnership's taxable income, which may vary substantially from income reported for financial purposes, is included in the state and Federal income tax returns of its partners. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements.

Beginning after the Going Private Transaction, the Partnership will pay distributions to its partners from available cash flow in amounts sufficient to satisfy any tax liabilities of the partners arising out of the allocation of taxable income or gain from the Partnership.



(10)  CONTINGENCIES:

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

In the past, the Partnership has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Partnership provides a limited guaranty of funds borrowed. At December 31, 1997, there were approximately $3,640,000 in borrowings outstanding under these programs. The Partnership has guaranteed $1,200,000 of these borrowings. No additional borrowings are available under these programs.

In early 1998, the Partnership entered into a separate two year limited guarantee of $1,200,000 in borrowings of a franchisee which were used to construct a new franchise restaurant.

The Partnership's largest franchisee operates 41 restaurants, 37 of which are leased from unaffiliated lessors, pursuant to a temporary license agreement expiring March 31, 1998, but which the Partnership expects to extend for an additional 90 days. The temporary license agreement was entered into as a result of negotiations following the franchisee's defaults in its payments and certain other obligations under its prior agreements with the Partnership and in order to give the franchisee an opportunity to seek permanent financing in an amount sufficient to permit it to refinance its existing obligations to its creditors, including the Partnership, and to remodel its restaurants. While the franchisee has represented to creditors, including the Partnership, that it is currently in discussions with possible financing sources and a possible buyer for its business, the Partnership believes that if the franchisee is ultimately unsuccessful and loses control of its properties, a majority of the restaurants can continue to be operated as Perkins Family Restaurants pursuant to new arrangements between the Partnership and the owners of the properties. During the past three years, the franchisee's average net royalty payments to the Partnership were approximately $1.8 million. At December 31, 1997, the franchisee was delinquent in its royalty obligations in the amount of approximately $250,000, net of reserve for loss of $300,000.

The majority of the Partnership's franchise revenues are generated from franchisees owning less than 5% of total franchised restaurants and, therefore, the loss of any one of these franchisees would not have a material impact on
the results of the Partnership's operations.   As of December 31, 1997, three
franchisees owned 93 of the 337 restaurants franchised by the Partnership. During 1997, the Partnership received net royalties and license fees of approximately $2,224,000, $1,681,000 and $1,239,000 from these franchisees. While the exit of one of these franchisees from the system would have a material impact on the future revenues of the Partnership, such an occurrence would not disrupt the normal functioning of the Partnership.

The Partnership's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness (including the Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the New Credit Facility, will be adequate to meet the Partnership's liquidity needs for the foreseeable future. The Partnership may, however, need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Partnership will generate sufficient cash flow from operations, or that future borrowings will be available under the New Credit Facility in an amount sufficient to enable the Partnership to service its indebtedness, including the Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Partnership will be able to effect any such refinancing on commercially reasonable terms or at all.

(11)  UNIT PLAN:

The Perkins Family Restaurants, L.P. Restricted Limited Partnership Unit Plan ("Unit Plan") was initially adopted in October 1987. Awards of restricted Units under the Unit Plan were made to officers and key employees of PMC, PRI and their affiliates as well as certain members of PMC's Board of Directors. A committee composed of those non-employee directors of PMC (the "Committee") was appointed to administer the Unit Plan. At the time of each award, the Committee determined the applicable award restrictions, including, without limitation,
(i) a restricted period (not to exceed ten years) during which the Units could not be sold, transferred or pledged and (ii) the date(s) on which restrictions on all or a portion of the Units awarded would lapse. To the extent declared, cash distributions were paid on all Units awarded under the Unit Plan even during the restricted period.

In conjunction with the Going Private Transaction, all Units under the Unit Plan, including those Units for which the restrictions had not lapsed, were repurchased by the Partnership and the Unit Plan was eliminated.

(12) EMPLOYEE BENEFITS:

The Perkins Retirement Savings Plan (the "Plan") as amended and restated effective January 1, 1992, was established for the benefit of all eligible employees, both hourly and salaried, of PROC and of any Participating Company, as defined. At December 31, 1997, Participating Companies were PMC, PFR, TRC Realty and TRC.

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

Participants may elect to defer from 1% to 15% of their annual eligible compensation subject to legal maximums. Participating Companies may make a matching contribution equal to a percentage of the amount deferred by the participant or a specified dollar amount as determined each year by their
Boards of Directors.   During 1995, the Partnership, PMC, and TRC Realty
matched contributions at a rate of 25%, up to the first 6% deferred by each participant. During 1997 and 1996, the Partnership and PMC elected to match contributions at a rate of 50% up to the first 6% deferred by each participant. TRC had no employees participating in the Plan at any time during 1997, 1996 or 1995. Partnership matching contributions to the Plan for each of the years 1997, 1996 and 1995 were $615,000, $554,000 and $243,000, respectively.

Participants are always 100% vested in their salary deferral accounts and qualified rollover accounts. Vesting in the employer matching account is based on qualifying Years of Service. A participant vests 60% in the employer matching account after three years, 80% after four years and 100% after five years.

The trust established under the Plan is intended to qualify under the appropriate section of the Internal Revenue Code (the "IRC") as exempt from Federal income taxes. The Plan has received a favorable determination by the Internal Revenue Service with regard to the qualification of the Plan. The favorable determination applies to the original Plan as well as all amendments adopted prior to 1995. The fourth and fifth amendments to the Plan, adopted in 1995 and 1996, will be submitted for determination at a later date. The Partnership's management and legal counsel believe that the adoption of the aforementioned amendments to the Plan do not hinder the Plan's ability to operate in compliance with all applicable provisions of the IRC and that a favorable determination will be received.












                           [INTENTIONALLY LEFT BLANK]

(13) ASSET WRITE-DOWN (SFAS 121):

During 1995, the Partnership identified three restaurant properties which were not expected to generate undiscounted future cash flows sufficient to cover the carrying value of the underlying assets related to these properties. As required under SFAS No. 121, the carrying amounts of the assets associated with these restaurant properties were written down to their fair market values as estimated based on the Partnership's experience in disposing of similar under-performing properties, negotiations with lessors of the subject properties and historical industry lease rates for similarly performing real estate. The resulting non-cash charge, as identified on the accompanying financial statements, reduced 1995 net income by $1,900,000 of which $1,290,000 was related to assets to be disposed of. The remaining amounts were due to write-downs of long-term assets deemed by the Partnership to be impaired. The major components of the charge were as follows (in thousands):

Reduction of the carrying values of operating assets
  to fair market values                                $1,428
Net present value of noncancelable lease commitments,
  less estimated sublease income                          367
Other disposal costs, including commissions               105
                                                       ------
                                                       $1,900
                                                       ======

Management is continuing to pursue subleasing one of the properties. The carrying amounts of all owned and leased assets related to this property were concluded to have no fair market value. A provision for future losses was recorded to reflect the net present value of the future lease payments less estimated sublease income on this property. The Partnership's results of operations include losses related to this property of $185,000, $197,000 and $277,000 for the years ended December 31, 1997, 1996, and 1995, respectively.






                           [INTENTIONALLY LEFT BLANK]

RESPONSIBILITY FOR FINANCIAL STATEMENTS

The Partnership's management is responsible for the preparation, accuracy and integrity of the financial statements.

These statements have been prepared in accordance with generally accepted accounting principles consistently applied, in all material respects, and reflect estimates and judgments by management where necessary.

The Partnership maintains a system of internal accounting control which is adequate to provide reasonable assurance that transactions are executed and recorded in accordance with management's authorization and that assets are safeguarded. The Audit Committee of the Board of Directors reviews the adequacy of the Partnership's internal accounting controls.

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

Report of Independent Public Accountants



To the Partners of Perkins Family Restaurants, L.P.:

We have audited the accompanying balance sheets of PERKINS FAMILY RESTAURANTS, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perkins Family Restaurants, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


Arthur Andersen LLP

Memphis, Tennessee,
January 30, 1998.

                        PERKINS FAMILY RESTAURANTS, L.P.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                      (In Thousands, Except Per Unit Data)







                                                          Cash
                                              Net     Distributions
                                Gross       Income      Declared
   1997         Revenues       Profit(a)    (Loss)      per Unit
--------------------------------------------------------------------
1st Quarter     $ 61,481     $ 13,875     $  2,725      $   0.325
2nd Quarter       66,588       15,767        3,464          0.325
3rd Quarter       71,603       17,205        5,581          0.325
4th Quarter       69,854       15,448       (3,570)            --
--------------------------------------------------------------------
                $269,526     $ 62,295     $  8,200      $   0.975
====================================================================

                                                          Cash
                                                      Distributions
                               Gross          Net       Declared
   1996         Revenues     Profit(a)      Income      per Unit
--------------------------------------------------------------------
1st Quarter     $ 59,973     $ 12,761     $  2,275     $   0.325
2nd Quarter       63,516       14,469        3,352         0.325
3rd Quarter       66,217       15,792        4,872         0.325
4th Quarter       63,087       14,061        3,023         0.325
--------------------------------------------------------------------
                $252,793     $ 57,083     $ 13,522     $    1.30
====================================================================

(a)   Represents total revenues less cost of sales.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There were no changes in, or disagreements with, accountants during 1997.










                           [INTENTIONALLY LEFT BLANK]

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following individuals are currently serving as directors and executive officers of Perkins:


Name                       Age  Position with PMC
-------------------------  ---  --------------------------
Donald N. Smith            57   Chairman of the Board and
                                Chief Executive Officer

Lee N. Abrams              63   Director

Charles L. Atwood          49   Director

Steven L. Ezzes            51   Director

Charles A. Ledsinger, Jr.  48   Director

D. Michael Meeks           55   Director

Richard K. Arras           46   President and Chief Operating Officer

Michael D. Kelly           51   Executive Vice President, Marketing

Steven R. McClellan        42   Executive Vice President, Chief Financial Officer

Jack W. Willingham         52   Executive Vice President, Restaurant Development

James F. Barrasso          47   Vice President, Foodservice Development

Michael P. Donahoe         47   Vice President, Controller

William S. Forgione        44   Vice President, Human Resources

Clyde J. Harrington        39   Vice President, Operations Services

Patrick W. Ortt            51   Vice President, Operations - Eastern Division

Steven J. Pahl             42   Vice President, Operations - Western Division

Anthony C. Seta            50   Vice President, Research and Development

Robert J. Winters          46   Vice President, Franchise Development

Donald F. Wiseman          51   Vice President, General Counsel and Secretary

DONALD N. SMITH
Donald N. Smith has been the Chairman of the Board and Chief Executive Officer of PMC, PRI and TRC, since 1986. Mr. Smith also has been the Chairman of the Board and Chief Executive Officer of FICC since 1988. Prior to joining TRC, Mr. Smith was President and Chief Executive Officer of Diversifoods, Inc. from 1983 to October 1985. From 1980 to 1983, Mr. Smith was a Senior Vice President of PepsiCo, Inc. and was President of its Food Service Division. Mr. Smith was responsible for the operations of Pizza Hut Inc. and Taco Bell Corp., as well as North American Van Lines, Lee Way Motor Freight, Inc., PepsiCo Foods International and La Petite Boulangerie. Prior to 1980, Mr. Smith was President and Chief Executive Officer of Burger King Corporation and Senior Executive Vice President and Chief Operations Officer for McDonald's Corporation.

LEE N. ABRAMS
Lee N. Abrams was elected a Director of PMC in September 1986 and appointed Chairman of the Audit Committee for PMC in October 1986. He is a senior partner in the Chicago, Illinois law firm of Mayer, Brown & Platt. He has been associated with that firm since his graduation from the University of Michigan Law School in 1957. He specializes in franchise and antitrust law. He is also a Certified Public Accountant.

CHARLES L. ATWOOD
Charles L. Atwood was elected a Director of PMC and TRC in July 1997 and was a director of FICC from July 1997 to November 1997. He has been employed by Harrah's and its predecessors as Vice President and Treasurer and in various other financial related positions for more than the past five years. Mr. Atwood also serves on the board of directors of Interactive Entertainment, Ltd.

STEVEN L. EZZES
Steven L. Ezzes was elected a Director of PMC, PRI, TRC and FICC in February 1996. Since October 1996, Mr. Ezzes has been a Managing Director of Scotia Capital Markets (U.S.A.), Inc. From January 1995 to October 1996, Mr. Ezzes was a private investor and from May 1992 to January 1995, Mr. Ezzes was a Managing Director of Lehman Brothers Inc. Mr. Ezzes previously served as a Director of PMC, PRI, TRC and FICC from January 1991 to May 1992. Mr. Ezzes is a director of OzEMail, a company that provides internet telephony in Australia and New Zealand.

CHARLES A. LEDSINGER, JR.
Charles A. Ledsinger, Jr. was elected a Director of PMC, PRI and TRC in October 1991. Since February 1998, Mr. Ledsinger has served as President and Chief Operating Officer of St. Joe Corporation. From May 1997 until February 1998, Mr. Ledsinger served as Senior Vice President and Chief Financial Officer of St. Joe Corporation. From June 1995 until May 1997, Mr. Ledsinger was Senior Vice President and Chief Financial Officer of Harrah's and from August 1996 to October 1996, Mr. Ledsinger served as Treasurer of Harrah's. For more than three years prior, Mr. Ledsinger also served as Senior Vice President and Chief Financial Officer of The Promus Companies Incorporated, Harrah's former parent. Mr. Ledsinger is also a director of FICC and of TBC Corporation, a company specializing in the production and sale of tires and batteries.

D. MICHAEL MEEKS
D. Michael Meeks was elected a Director of PMC and became a member of the Audit Committee for PMC in August 1996. Mr. Meeks has been a private investor for more than the past five years. Mr. Meeks previously served as a director of PMC, PRI, TRC and FICC from December 1987 to October 1991.

RICHARD K. ARRAS
Richard K. Arras has been President and Chief Operating Officer of PMC since November 1988 and has held varying positions with Perkins since 1979. Prior to being named to his current position, Mr. Arras was Vice President of Operations. He has also served as a Director of Operations and as a regional manager for Perkins restaurants in Minnesota.

MICHAEL D. KELLY
Michael D. Kelly was elected Executive Vice President, Marketing of PMC in March 1993. From January 1991 to February 1993, Mr. Kelly was Vice President, Marketing for FICC. Prior to that, Mr. Kelly was Executive Vice President of Marketing for Bakers Square for four years. He has also held positions at Pizza Hut, Inc., Weight Watchers, Stouffers and Fuddruckers.

STEVEN R. MCCLELLAN
Steven R. McClellan has served as an Executive Vice President and Chief Financial Officer of PMC since September 1996. From June 1994 to September 1996, Mr. McClellan was Executive Vice President and General Banking Group Head of First Union National Bank of South Carolina, a subsidiary of First Union Corporation. For more than two years prior, he was a Senior Vice President of NationsBank.

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

MICHAEL P. DONAHOE
Michael P. Donahoe has been Vice President, Controller of PMC since October 1993. He has also been Vice President, Controller and Treasurer of TRC and PRI since January 1986 and November 1988, respectively. From May 1989 to October 1993, he was Vice President, Chief Financial Officer and Treasurer of PMC. Mr. Donahoe served as Vice President and Assistant Secretary of Friendly's Holding Company from December 1988 to October 1995. He is a Certified Public Accountant.

WILLIAM S. FORGIONE
William S. Forgione was elected Vice President, Human Resources of PMC effective August 1997. From July 1994 to August 1997, he was Vice President, Human Resources of UT Medical Group, Inc. and from July 1993 to July 1994, Worldwide Program manager for Digital Equipment Corporation.

CLYDE J. HARRINGTON
Clyde J. Harrington was elected Vice President, Operations Services of PMC in September 1996. From August 1995 to September 1996, he was Director, Systems Operations of the Partnership and from March 1995 to August 1995, he served as Director in Training for PROC. From November 1992 to March 1995, Mr. Harrington served as Director, Operations for the Restaurant Division of PepsiCo., Inc. and from March 1992 to November 1992, he served as Director of Delivery Development for Pizza Hut, Inc.

PATRICK W. ORTT
Patrick W. Ortt was elected Vice President, Operations - Eastern Division of PMC in September 1996. From March 1993 to September 1996, Mr. Ortt served as Director, Systems Operations of PROC. For more than two years prior, he was Vice President, Operations of Pasta Lovers Trattoria, Inc.

STEVEN J. PAHL
Steven J. Pahl was elected Vice President, Operations - Western Division of PMC in September 1996. From November 1988 to September 1996, Mr. Pahl served as Director, System Operations of PROC.

ANTHONY C. SETA
Anthony C. Seta was elected Vice President, Research and Development of PMC in April 1994. From August 1992 to April 1994, he served as Vice President, Food and Beverage for Blackeyed Pea Restaurants, Inc. For more than a year prior,
he was the owner and chef of an independent restaurant.   Mr. Seta also acted
as a consultant to Kenny Rogers Roasters from January 1992 to August 1992.

ROBERT J. WINTERS
Robert J. Winters was elected Vice President, Franchise Development of PMC in October 1996. From March 1993 to October 1996 he served as Senior Director, Franchise Development of PMC. For more than a year prior, he was Director, Training and Development of PMC.

DONALD F. WISEMAN
Donald F. Wiseman has been Vice President, General Counsel and Secretary of PMC since December 1991 and the Secretary of TRC and PRI since September 1997.

Members of PMC's Board of Directors serve until such time as their successors are elected and qualified. Officers serve at the pleasure of the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors surrendered Units related to the Going Private Transaction effective December 22, 1997 as follows: Richard K. Arras, President and Chief Operating Officer - 34,560 Units; Lee N. Abrams, Director of PMC - 10,900 Units; Steven L. Ezzes, Director of PMC - 500 Units; James F. Barrasso, Vice President, Foodservice Development - 11,280 Units; Michael P. Donahoe, Vice President and Controller - 14,680 Units; William S. Forgione, Vice President, Human Resources - 5,000 Units; Clyde J. Harrington, Vice President, Operations Services - 5,000 Units; Michael D. Kelly, Executive Vice President, Marketing - 12,040 Units; Charles A. Ledsinger, Jr., Director of PMC - 500 Units; Steven R. McClellan, Executive Vice President and Chief Financial Officer - 10,000 Units; D. Michael Meeks, Director of PMC - 1,000 Units; Patrick W. Ortt, Vice President - Eastern Division - 7,080 Units; Steven J. Pahl, Vice President Operations - Western Division - 5,905 Units; Anthony C. Seta, Vice President, Research and Development - 8,580 Units; Jack W. Willingham, Executive Vice President, Restaurant Development - 10,840 Units; Robert J. Winters, Vice President, Franchise Development - 8,160 Units; and Donald F. Wiseman, Vice President, General Counsel and Secretary - 8,580 Units. Each surrender was disclosed on a separate Form 4 filed late by each of the aforementioned Officers and Directors on February 18, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes all compensation paid or accrued for services rendered to Perkins in all capacities during each of the three years in the period ended December 31, 1997 with respect to the Chief Executive Officer of PMC and the four most highly compensated executive officers of PMC whose total annual salary and bonus exceeded $100,000.



                                                                                         LONG-TERM
                                                                                         ---------
                                                ANNUAL COMPENSATION                     COMPENSATION
                                                -------------------                     ------------
                                                                                         RESTRICTED    ALL OTHER
                                                                                            UNITS       COMPEN-
PRINCIPAL POSITION                   YEAR     SALARY       BONUS       OTHER              AWARDS(4)     SATION
--------------------------------------------------------------------------------------------------------------------
DONALD N. SMITH                      1997    $267,126    $160,000    $ 3,150 (2)                 --       --
 Chairman & Chief                    1996     212,912     110,000      8,832 (1)(2)              --      550 (5)
 Executive Officer                   1995     205,319          --      8,832 (1)(2)              --      550 (5)

RICHARD K. ARRAS                     1997    $249,171    $143,000    $ 9,000 (2)                 --   $4,750 (6)
 President & Chief                   1996     226,788      99,000     18,097 (1)(2)              --    6,490 (5)(6)
 Operating Officer                   1995     216,269          --     17,529 (1)(2)      $   97,335    3,448 (5)(6)

STEVEN R. MCCLELLAN                  1997    $207,001    $ 83,875    $10,055 (2)(3)              --   $4,750 (6)
 Exec. Vice President &              1996      42,500      39,650     30,715 (1)(2)(3)   $  120,000      298 (5)
 Chief Financial Officer             1995          --          --         --                     --       --

MICHAEL D. KELLY                     1997    $181,836    $ 78,000    $ 9,000 (2)                 --   $4,750 (6)
 Exec. Vice President,               1996     176,287      60,000     12,726 (1)(2)              --    4,808 (5)(6)
 Marketing                           1995     166,250          --     11,848 (1)(2)      $   64,890    2,772 (5)(6)

JACK W. WILLINGHAM                   1997    $172,481    $ 59,250    $ 9,000 (2)                 --   $4,750 (6)
 Exec. Vice President,               1996     161,582      56,500     15,135 (1)(2)              --    7,630 (5)(6)
 Restaurant Development              1995     153,538          --     14,345 (1)(2)      $   64,890    5,190 (5)(6)

-------------------------------------


(1) Includes premiums paid for medical and disability insurance during 1996 for the named executive officers in the following amounts: Mr. Smith - $6,312; Mr. Arras - $10,447; Mr. McClellan - $767; Mr. Kelly - $5,076; and Mr. Willingham - $7,485. Premiums paid on behalf of the named executive officers during 1995 were: Mr. Smith - $6,312; Mr. Arras - $10,329; Mr. Kelly - $4,648; and Mr. Willingham - $7,145.

(2) Includes auto allowance paid to the named executive officers during 1997 in the following amounts: Mr. Smith - $3,150; Mr. Arras - $9,000; Mr. McClellan - $9,000; Mr. Kelly - $9,000; and Mr. Willingham - $9,000. During 1996, Mr. Smith received an auto allowance of $2,520; Mr. Arras - $7,650; Mr. McClellan - $2,550; Mr. Kelly - $7,650; and Mr. Willingham - $7,650. During 1995, Mr.
Smith received an auto allowance of $2,520; Mr. Arras - $7,200; Mr. Kelly - $7,200; and Mr. Willingham - $7,200.

(3) Includes relocation expenses in the amount of $1,055 and $27,398 for 1997 and 1996, respectively for Mr. McClellan.

(4) The restricted period applicable to each award of Units under Perkins Family Restaurants, L.P. Restricted Limited Partnership Unit Plan (the "Plan") was established by the Plan Committee (the "Committee") and could not exceed ten (10) years. The Plan was eliminated during 1997 and all restricted Units were repurchased by the Partnership in conjunction with the Partnership's Going Private Transaction. Therefore, as of December 31, 1997 no restricted Units were outstanding. Cash payments related to repurchased restricted Units during December 1997 were: Mr. Arras - $118,272; Mr. McClellan - $131,810; Mr. Kelly
- $126,448; and Mr. Willingham - $101,248.

(5) Includes premiums paid for group term life insurance. Premiums paid during 1996 for the named executive officers were: Mr. Smith - $550; Mr. Arras - $1,740; Mr. McClellan - $298; Mr. Kelly - $58; and Mr. Willingham - $2,880. Premiums paid on behalf of the named executive officers for 1995 were as follows: Mr. Smith - $550; Mr. Arras - $1,138; Mr. Kelly - $1,232; and Mr. Willingham - $2,880.

(6) Includes Perkins' discretionary matching contributions allocated to the named executive officers for the period January 1, 1997 through December 31, 1997 under Perkins Retirement Savings Plan as follows: Mr. Arras - $4,750; Mr. McClellan - $4,750; Mr. Kelly - $4,750; and Mr. Willingham - $4,750. For the period January 1, 1996 through December 31, 1996 the contributions were as follows: Mr. Arras - $4,750; Mr. Kelly - $4,750; and Mr. Willingham - $4,750. For the period January 1, 1995 through December 31, 1995, matching contributions allocated to the named executives were: Mr. Arras - $2,310; Mr. Kelly - $1,540; and Mr. Willingham - $2,310.


COMPENSATION OF DIRECTORS.

Lee N. Abrams, D. Michael Meeks, Charles A. Ledsinger, Jr. and Steven L. Ezzes are paid $5,000 for each Board Meeting they attend. Messrs. Abrams, Meeks, Ledsinger and Ezzes were paid for five meetings of the board in 1997. Also, these directors participated in a telephone board meeting for which they were paid a fee of $1,500.

Mr. Abrams, Mr. Meeks, Mr. Ezzes and Mr. Ledsinger each received awards of 500 restricted Units on February 4, 1997 under the Unit Plan valued at $7,000 on the date of the grant. On December 22, 1997, all Units owned by each director were redeemed in the Going Private Transaction at $14.00 per Unit resulting in Mr. Abrams receiving $152,600 (10,900 Units), Mr. Ezzes $7,000 (500 Units), Mr. Ledsinger $7,000 (500 Units) and Mr. Meeks $14,000 (1,000 Units).









                           [INTENTIONALLY LEFT BLANK]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

                                                      Amount and
                                                      Nature of
                             Name and Address         Beneficial  Percent
      Title of Class         of Beneficial Owner      Ownership   of Class
      ---------------------  -----------------------  ----------  --------
      Depositary Units Rep-  Perkins Restaurants,     5,358,000   98.06%
      resenting Limited      Inc., 1 Pierce Place,
      Partnership Interests  Suite 100 E, Itasca, IL
      in the Registrant      60143

      Depositary Units Rep-  Perkins Management         105,924    1.94%
      resenting Limited      Company, Inc.
      Partnership Interests  6075 Poplar Avenue
      in the Registrant      Memphis, TN  38119

Following consummation of the Going Private Transaction, PRI and PMC own all of the outstanding Units and the Partnership is a wholly-owned indirect subsidiary of TRC. TRC's outstanding common stock is owned 33.3%, 33.3% and 28.2% by Mr. Smith, Harrah's and Equitable, respectively and 5.2% by others. Pursuant to the terms of a Stockholders Agreement (the "Stockholders Agreement") among TRC's stockholders and the Bylaws of TRC, the voting and disposition of the shares of TRC are subject to numerous restrictions. Significant stockholder and director actions (including certain transactions in TRC's assets and the disposition of TRC's indirect investment in the Partnership), as defined in the Stockholders Agreement and in the By-Laws of TRC, PRI and PMC, must be approved by a unanimous vote of the Board of Directors of the company proposing to take any such action and by at least 75% of shareholders.

TRC and Harrah's have entered into discussions which could lead to the redemption by TRC of Harrah's interest in TRC, but have reached no agreement on the terms of such a transition. Should Harrah's interest in TRC be redeemed, Mr. Smith's ownership would be 50%, Equitable's ownership would be 42.3% and others would own 7.7%.

(B)  SECURITY OWNERSHIP OF MANAGEMENT.

The following table sets forth the number of Units beneficially owned either directly or indirectly on March 23, 1998 by all directors and the executive officers named in the Executive Compensation Table above, including all directors and officers as a group:

                                                            Amount and
                                                            Nature of
                                                            Beneficial     Percent
Title of Class                 Name of Beneficial Owner     Ownership      of Class
-----------------------------  ------------------------     ------------   ---------
Depositary Units Representing  Donald N. Smith              1,821,126 (1)    33.33%
Limited Partnership Interests
in the Registrant

"                              All Directors and Officers
                               of Registrant as a group     1,821,126        33.33%

--------------------

(1) Owned indirectly through Mr. Smith's 33.33% ownership of TRC, the sole shareholder of PRI.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(A)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

During 1997 and 1996, FICC purchased layer cakes and muffin and pancake mixes from Perkins for which Perkins was paid approximately $975,000 and $1,425,000, respectively. PMC believes that the prices paid to Perkins for these products were no less favorable than the prices that would have been paid for the same products by a non-affiliated party in an arm's length transaction.

Perkins has subleased certain land, building and equipment to FICC. During 1997 and 1996, Perkins received approximately $322,000 and $328,000, respectively, related to those subleases.

In 1997, PMC made payments to TRC Realty Co., a subsidiary of TRC, totaling $504,000 related to the use of an aircraft leased by TRC Realty Co. PMC's use of this aircraft is solely for Partnership related purposes, and the Partnership reimburses PMC for all airplane expenses paid. Pursuant to an agreement expiring April 14, 2004, the Partnership is obligated to reimburse monthly an amount equal to 50% of the fixed costs of the aircraft (consisting principally of lease payments, pilot salaries, insurance and hangar rental) and its proportionate share of variable expenses (such as fuel and maintenance) based on PMC's actual usage of the aircraft.

The Partnership reimburses TRC for its out-of-pocket expenses related to management services provided to the Partnership, including a portion of employee compensation and office related expenses and related expenses. In addition, TRC reimburses the Partnership for certain tax and accounting services. Excluding Mr. Smith's compensation and expenses, during 1997, the payments due to the Partnership exceeded the payments the Partnership owed TRC by $142,000.

(B)  CERTAIN BUSINESS RELATIONSHIPS.

Lee N. Abrams, a director of PMC and chairman of the Audit Committee of PMC, is a senior partner in the Mayer, Brown & Platt law firm. Mayer, Brown & Platt represented the Partnership and its affiliates in several matters during 1996 and 1997, including the Going Private Transaction.

(C)  INDEBTEDNESS OF MANAGEMENT.

In December 1992, Jack W. Willingham, Executive Vice President, Restaurant Development, obtained a loan from PFR in the original principal amount of $70,000 with interest at the prime rate. This loan, as renegotiated effective July 1, 1995, was secured by his principal residence and required yearly interest payments through January 2000, on which date the entire unpaid principal balance and all accrued interest were due and payable. The highest outstanding principal balance during 1997 was $63,746 and the remaining principal balance at December 31, 1997 was zero.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)     1.  FINANCIAL STATEMENTS (INCLUDING RELATED NOTES TO FINANCIAL
            STATEMENTS) FILED AS PART OF THIS REPORT ARE LISTED BELOW:

        Report of Independent Public Accountants.
        Statements of Income for Each of the Three Years Ended December 31,
          1997.
        Balance Sheets at December 31, 1997 and 1996.
        Statements of Changes in Partners' Capital for Each of the Three Years
          Ended December 31, 1997.
        Statements of Cash Flows for Each of the Three Years Ended December 31,
          1997.


        2. THE FOLLOWING FINANCIAL STATEMENT SCHEDULES FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 ARE INCLUDED:


        No.
        ---
                  Report of Independent Public Accountants on Schedule.
        II.       Valuation and Qualifying Accounts.



Schedules I, III, IV and V  are not applicable and have therefore been omitted.

        3.  EXHIBITS (FOOTNOTES APPEAR ON PAGE 51):


     Exhibit No.
     -----------
     1      Purchase Agreement dated as of December 17, 1997 among the Issuers and the Initial Purchasers named therein *

     3.1(a) Certificate of Incorporation of Perkins Management Company, Inc.(8)

     3.1(b) Certificate of Amendment of Certificate of Incorporation of Perkins
            Management Company, Inc.(8)

     3.2    Certificate of Incorporation of Perkins Finance Corp.

     3.3    By-Laws, as amended, of Perkins Management Company, Inc.(7)

     3.4    By-Laws of Perkins Finance Corp.

     3.5    Certificate of Limited Partnership of Perkins Family Restaurants,
            L.P.(9)

     4.1(a) Agreement of Limited Partnership of Perkins Family Restaurants,
            L.P.(5)

     4.1(b) Amended and Restated Agreement of Limited Partnership of Perkins
            Family Restaurants, L.P.(5)

     4.2 Indenture dated as of December 22, 1997 among the Issuers and the Trustee named therein.*

            4.3   Form of 10.125% Series B Senior Notes due 2007
                  (included in Exhibit 4.2)

            5     Opinion of Mayer, Brown & Platt*

            10.1  Lease Agreement dated January 18, 1988 between
                  The Crescent Center, Ltd. and Perkins Restaurants Operating
                  Company, L.P.(6)

            10.2  Modification and Ratification of Lease dated
                  December 21, 1992 between The Travelers Insurance Company, successor of interest to the Crescent Center, Ltd., and Perkins Restaurants Operating Company, L.P.(2)

            10.3  Finance Program Agreement dated September 14, 1993 among Bell
                  Atlantic TriCon Leasing Corporation, d/b/a Bell Atlantic
                  Capital Corporation, Perkins Restaurants Operating Company,
                  L.P. and Perkins Family Restaurants L.P.(1)

            10.4  Guaranty by Perkins Family Restaurants, L.P. and
                  Perkins Family Restaurants Operating Company, L.P. in favor of
                  BancBoston Leasing, Inc. dated as of May 1, 1994.(10)

            10.5  Guaranty dated July 5, 1995 among Perkins Restaurants Operating
                  Company, L.P. and BancBoston Leasing, Inc.(5)

            10.6 Third Amended and Restated Agreement and Plan of Merger dated as of September 11, 1997.*

            10.7  Revolving Credit Agreement, by and among Perkins
                  Family Restaurants, L.P., The Restaurant Company, Perkins
                  Restaurants Inc., Perkins Finance Corp., BankBoston, N.A. and other financial institutions and BankBoston, N.A., as Agent and Administrative Agent with NationsBank, N.A. as Syndication
                  Agent and BancBoston Securities, Inc. as Arranger dated as of December 22, 1997.*

            10.8 Registration Rights Agreement dated as of December 22, 1997 among the Issuers and the Initial Purchasers named therein.*

            21    Subsidiaries of the Registrant*

            23    Consent of Arthur Andersen

            24    Power of Attorney (Included on Page II-12)

            25    Statement of Eligibility of Trustee*

            27    Financial Data Schedule (for SEC use only).

            99.1  Certificate of Incorporation of The Restaurant Company.(8)

            99.2  Certificate of Amendment of Certificate of Incorporation of The
                  Restaurant Company. (8)

            99.3  By-Laws of The Restaurant Company.(4)

            99.4  Articles of Incorporation, as amended, of Perkins Restaurants,
                  Inc.(7)

            99.5  By-Laws of Perkins Restaurants, Inc.(9)

            99.6  Stockholders Agreement, dated as of November 21, 1985, among The
                  Restaurant  Company,  Holiday  Inns, Inc., Bass  Investment Limited
                  Partnership, Donald N. Smith, et al.(9)

            99.7  Pledge Agreement dated September 2, 1988 between
                  Perkins Restaurants, Inc. and The First National Bank of
                  Boston.(6)

            99.8  Form of Letter of Transmittal*

------------------------
      (1) Incorporated herein by reference to Registrant's Current Report on Form 8-K/A dated November 1, 1993.

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

      (6) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

      (7) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

      (8) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

      (9) Incorporated herein by reference to Registrant's Form S-1, Registration No. 33-7333 dated July 17, 1986.

      (10) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

------------------------
     * Previously filed.



(B) NO REPORTS ON FORM 8-K WERE FILED DURING THE FOURTH QUARTER OF 1997.

TRADEMARK NOTICE

The following trademarks are used in this report to identify products and services of Perkins Family Restaurants, L.P.: Perkins, Perkins Family Restaurant, Perkins Family Restaurant and Bakery, Perkins Express and Bakery and Perkins Bakery.












                           [INTENTIONALLY LEFT BLANK]

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 30th day of March, 1998.

                                   PERKINS FAMILY RESTAURANTS, L.P.
                                   BY: PERKINS MANAGEMENT COMPANY, INC.,
                                       GENERAL PARTNER


                                   By:/s/ Donald N. Smith
                                   -------------------------------------------
                                   Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March, 1998.


Signature                              Title
/s/ Donald N. Smith            Chairman of the Board, Chief Executive
-----------------------------  Officer and Director
Donald N. Smith

/s/ Lee N. Abrams              Director
-----------------------------
Lee N. Abrams

/s/ Charles L. Atwood          Director
-----------------------------
Charles L. Atwood

/s/ Steven L. Ezzes            Director
-----------------------------
Steven L. Ezzes

/s/ Charles A. Ledsinger, Jr.  Director
-----------------------------
Charles A. Ledsinger, Jr.

/s/ D. Michael Meeks           Director
-----------------------------
David Michael Meeks

/s/ Steven R. McClellan        Executive Vice President, Chief Financial Officer,
-----------------------------  Principal Financial Officer
Steven R. McClellan

/s/ Michael P. Donahoe         Vice President, Controller, Principal Accounting
-----------------------------  Officer
Michael P. Donahoe

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Partners of Perkins Family Restaurants, L.P.:


We have audited in accordance with generally accepted auditing standards, the financial statements of Perkins Family Restaurants, L.P. included in this Form 10-K, and have issued our report thereon dated January 30, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14.(a)2. is the responsibility of the Partnership's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                             Arthur Andersen LLP




Memphis, Tennessee,
January 30, 1998.

                        PERKINS FAMILY RESTAURANTS, L.P.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


---------------------------------------------------------------------------------------------------
         Column A                     Column B             Column C          Column D      Column E
----------------------------------------------------------------------------------------------------
                                                          Additions
                                                     --------------------
                                      Balance at     Charged     Charged     Deductions     Balance
                                     Beginning of   to Costs &   to Other      from        at Close
        Description                     Period       Expenses    Accounts     Reserves     of Period
----------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1997

  Allowance for Doubtful Accounts       $  440         $727        $  -       $  (315)(a)    $  852
                                        ======         ====        ====       =======        ======
  Allowance for Income Taxes            $  400         $  -        $  -       $  (400)       $    -(c)
                                        ======         ====        ====       =======        ======

FISCAL YEAR ENDED DECEMBER 31, 1996

  Allowance for Doubtful Accounts       $  495         $299        $  -       $  (354)(a)    $  440
                                        ======         ====        ====       =======        ======
  Reserve for Disposition of Assets     $1,061         $  -        $  -       $(1,061)(b)    $    -
                                        ======         ====        ====       =======        ======
  Allowance for Income Taxes            $  575         $  -        $  -       $  (175)       $  400(c)
                                        ======         ====        ====       =======        ======

FISCAL YEAR ENDED DECEMBER 31, 1995

  Allowance for Doubtful Accounts       $  380         $295        $ 22       $  (202)(a)    $  495
                                        ======         ====        ====       =======        ======
  Reserve for Disposition of Assets     $2,347         $335        $  -       $(1,621)(b)    $1,061
                                        ======         ====        ====       =======        ======
  Allowance for Income Taxes            $1,080         $  -        $  -       $  (505)       $  575(c)
                                        ======         ====        ====       =======        ======

---------
(a) Represents uncollectible accounts written off, net of recoveries, and net costs associated with direct financing sublease receivables for which a reserve was established.

(b) Represents disposal of assets included in the reserve.

(c) Represents the valuation allowance necessary to reduce to zero the net deferred tax assets realized in connection with the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" due to the uncertainty of their realizability.