Form 10-Q
period 1998-03-31
PERKINS FAMILY RESTAURANTS LP
filed 1998-05-14
CIK 797460

                                                                  CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -------------------

Commission file number   1-9214
                         ------

                        Perkins Family Restaurants, L.P.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                              62-1283091
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION               (I.R.S. EMPLOYER
      OR ORGANIZATION)                                      IDENTIFICATION NO.)



6075 Poplar Avenue, Suite 800, Memphis, Tennessee              38119-4709
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


                                 (901) 766-6400
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        PERKINS FAMILY RESTAURANTS, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In Thousands)

                                                   Three Months Ended
                                                        March 31
                                                  --------------------
                                                    1998        1997
                                                  --------    --------
REVENUES:
 Food sales                                       $ 62,774    $ 57,018
 Franchise revenues                                  5,010       4,463
                                                  --------    --------
Total Revenues                                      67,784      61,481
                                                  --------    --------
COSTS AND EXPENSES:
Cost of sales:
 Food cost                                          18,136      16,384
 Labor and benefits                                 21,628      19,328
 Operating expenses                                 12,908      11,894
General and administrative                           6,677       6,212
Depreciation and amortization                        4,804       3,942
Interest, net                                        3,552       1,220
Loss on/Provision for disposition of assets, net       295          --
Asset writedown (SFAS No. 121)                         500          --
Other, net                                            (229)       (224)
                                                  --------    --------

Total Costs and Expenses                            68,271      58,756
                                                  --------    --------

NET INCOME (LOSS)                                 $   (487)   $  2,725
                                                  ========    ========

   The accompanying notes are an integral part of these financial statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                                 (In Thousands)

                                               March 31,
                                                 1998          December 31,
                                              (Unaudited)          1997
                                              -----------      ------------
                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents                     $     3,153      $     14,160
Receivables, less allowance for
  doubtful accounts of $614 and $846                6,666             7,719
Inventories, at the lower of first-
  in, first-out cost or market                      4,152             4,232
Prepaid expenses and other current assets           2,425             1,823
                                              -----------      ------------
                Total current assets               16,396            27,934
                                              -----------      ------------
PROPERTY AND EQUIPMENT, at cost, net of
  accumulated depreciation and amortization       125,972           127,392

NOTES RECEIVABLE, less allowance for
  doubtful accounts of $6 and $6                    1,486               983

INTANGIBLE AND OTHER ASSETS, net of
  accumulated amortization of $28,207
  and $27,591                                      57,818            58,015
                                              -----------      ------------
                                              $   201,672      $    214,324
                                              ===========      ============

      The accompanying notes are an integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                       (In Thousands, Except Unit Amounts)


                                                               March 31,
                                                                  1998         December 31,
                                                              (Unaudited)          1997
                                                              -----------      ------------
         LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Current maturities of capital lease obligations             $     1,254      $      1,301
  Accounts payable                                                 11,789            10,563
  Accrued expenses                                                 19,979            35,948
                                                              -----------      ------------
                        Total current liabilities                  33,022            47,812
                                                              -----------      ------------

CAPITAL LEASE OBLIGATIONS, less
  current maturities                                                6,703             6,999

LONG-TERM DEBT                                                    133,000           130,000

OTHER LIABILITIES                                                   4,233             4,312

PARTNERS' CAPITAL:
  General partner                                                     247               252
  Limited partners (5,463,924 Units issued and outstanding)        24,467            24,949
                                                              -----------      ------------

                         Total partners' capital                   24,714            25,201
                                                              -----------      ------------
                                                              $   201,672      $    214,324
                                                              ===========      ============

      The accompanying notes are an integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                  Three Months Ended
                                                                       March 31
                                                           ----------------------------------
                                                                1998                1997
                                                           --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $         (487)     $       2,725
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                  4,804              3,942
     Loss on/Provision for disposition of assets, net                 295                  -
     Asset writedown (SFAS No. 121)                                   500                  -
     Other non cash income and expense items                          266                348
     Changes in other operating assets and liabilities              1,327             (5,851)
                                                           --------------      -------------
            Total adjustments                                       7,192             (1,561)
                                                           --------------      -------------
Net cash provided by operating activities                           6,705              1,164
                                                           --------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                               (3,989)            (1,561)
Proceeds from sale of property and equipment                           12                  -
Payments on notes receivable                                           41                123
Investment in/Advances to joint venture                              (110)                 -
                                                           --------------      -------------
Net cash used in investing activities                              (4,046)            (1,438)
                                                           --------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                                       11,500              9,600
Payments on long-term debt                                         (8,500)            (7,400)
Principal payments under capital lease obligations                   (343)              (464)
Repurchase of limited partnership units                           (15,787)                 -
Deferred financing costs                                             (536)                 -
Distributions to partners                                               -             (3,479)
                                                           --------------      -------------
Net cash used in financing activities                             (13,666)            (1,743)
                                                           --------------      -------------
Net decrease in cash and cash equivalents                         (11,007)            (2,017)
                                                           --------------      -------------
CASH AND CASH EQUIVALENTS:
Balance, beginning of period                                       14,160              2,737
                                                           --------------      -------------
Balance, end of period                                     $        3,153      $         720
                                                           ==============      =============

   The accompanying notes are an integral part of these financial statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation

The accompanying unaudited financial statements of Perkins Family Restaurants, L.P. (the "Partnership") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of the operating results. Results of operations for the interim periods are not necessarily indicative of a full year of operations. The notes to the financial statements contained in the 1997 Annual Report on Form 10-K should be read in conjunction with these statements.

Certain prior year amounts have been reclassified to conform to current year presentation.

Going Private Transaction

The Partnership is a limited partnership that currently is indirectly wholly-owned (including its general partner's interest) by The Restaurant Company ("TRC"). Until December 1997, the Partnership's Units were traded on the New York Stock Exchange under the symbol "PFR." In September 1997, the Partnership, TRC and a subsidiary of TRC entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") pursuant to which the Partnership's operating subsidiary was eliminated through a merger and a series of transactions were consummated on December 22, 1997 whereby the Partnership became an indirect wholly-owned subsidiary of TRC and the approximately 5.44 million Units held by persons other than TRC and its subsidiaries were converted into the right to receive $14.00 in cash per Unit. Such transactions consummated on December 22, 1997 are collectively referred to as the "Going Private Transaction." No change in the Partnership's management or business strategy is anticipated as a result of the consummation of the Going Private Transaction.

The following unaudited pro forma results of operations for the three months ended March 31, 1997 give effect to the Going Private Transaction as if it had occurred on January 1, 1997. This pro forma information does not necessarily represent what the results would have been had the Going Private Transaction occurred at the beginning of the period presented.

                                       (Unaudited)
                                           1997
                                       -----------
Revenues                               $    61,481
Net Loss                               $       (97)

Contingencies

The Partnership is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Partnership's financial position or results of operations.

In the past, the Partnership has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Partnership provides a limited guaranty of the funds borrowed. At March 31, 1998, there were approximately $3,577,000 in borrowings outstanding under these programs. The Partnership has guaranteed $1,185,000 of these borrowings. No additional borrowings are available under these programs.

On February 26, 1998, the Partnership entered into a separate two year limited guarantee of $1,200,000 in borrowings of a franchisee which were used to construct a new franchise restaurant.

The Partnership's largest franchisee operates 41 restaurants, 37 of which are leased from unaffiliated lessors, pursuant to a temporary license agreement expiring June 30, 1998. The temporary license agreement was entered into as a result of negotiations following the franchisee's defaults in its payments and certain other obligations under its prior agreements with the Partnership and in order to give the franchisee an opportunity to seek permanent financing in an amount sufficient to permit it to refinance its existing obligations to its creditors, including the Partnership, and to remodel its restaurants. The franchisee has advised the Partnership that it has entered into an agreement in principle with an operator of truck stops and travel plazas for the acquisition of all of the franchisee's assets related to its Perkins Family Restaurants. In connection with the transaction, the acquiror will become a franchisee of the Partnership and provide funds for remodeling existing restaurants. The Partnership also expects to receive sufficient funds to cover its unreserved receivable from the franchisee. The existing temporary license agreement is expected to be further extended until the closing of the transaction, which is expected to be within the next 90 days. During the past three years, the franchisee's average net royalty payments to the Partnership were approximately $1.8 million. At March 31, 1998, the franchisee was delinquent in its royalty obligations in the amount of approximately $450,000, of which $300,000 had been reserved.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three months ended March 31, consisted of the following (in thousands):

                                                                        Three Months Ended
                                                                            March 31,
                                                                --------------------------------
                                                                     1998               1997
                                                                --------------      ------------
 (Increase) Decrease in:
    Receivables                                                 $          920      $     (1,313)
    Inventories                                                             80               238
    Prepaid expenses and
      other current assets                                                (729)             (906)
    Other assets                                                          (446)             (278)
 Increase (Decrease) in:
    Accounts payable                                                     1,227             (1,754)
    Accrued expenses                                                       354             (1,926)
    Other liabilities                                                      (79)                88
                                                                --------------      -------------

                                                                $        1,327      $      (5,851)
                                                                ==============      =============


The Partnership paid interest of $210,000 and $1,211,000 during the first quarters of 1998 and 1997, respectively.

Asset Writedown (SFAS No. 121)

As required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Partnership evaluates the recoverability of assets (including intangibles) based upon their related undiscounted estimated future cash flows. During the first quarter of 1998, as a result of this review, the Partnership identified five restaurant properties which were not expected to generate undiscounted future cash flows sufficient to cover the carrying value of the underlying assets related to these properties. As required under SFAS No. 121, the carrying amounts of the assets associated with these restaurant properties were written down to their estimated fair market values. The resulting non-cash charge reduced first quarter 1998 income by $500,000.


Federal Income Taxation

The Partnership is a nontaxable partnership for state and Federal income tax purposes. Under the Partnership's form of taxation, any distributions paid by the Partnership are not taxable to its partners. Instead, the Partnership's taxable income, which may vary substantially from income reported for financial purposes, is included in the state and Federal income tax returns of its partners. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements.

The Partnership will pay distributions to its partners from available cash flow in amounts sufficient to satisfy any tax liabilities of the partners arising out of the allocation of taxable income or gain from the Partnership.


New Accounting Pronouncements

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 requires the disclosure of certain information about operating segments in the financial statements. This statement is effective for fiscal years beginning after December 15, 1997 with restatement of all prior periods shown if not impracticable to do so. The Partnership will implement SFAS No. 131 during 1998; however, reporting of segment information in interim financial statements is not required in the initial year of application.

In April 1998, The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which the Partnership is required to adopt in 1999, with earlier application permitted. SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Upon adoption of SOP 98-5, the Partnership will be required to record a cumulative effect of a change in accounting principle to write off any unamortized preopening costs that exist on the balance sheet at that date. As of March 31, 1998, the Partnership had unamortized preopening costs of $315,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 1998


RESULTS OF OPERATIONS

Overview:

The Partnership is a leading operator and franchisor of full-service mid-scale restaurants located primarily in the Midwest, Pennsylvania, upstate New York, and central Florida. As of March 31, 1998, Perkins owned and operated 137 full-service restaurants and franchised 345 full-service restaurants. The Partnership also manufactures and distributes bakery products which are sold to Partnership-operated restaurants, franchisees, third-party bakers and food distributors. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Partnership's revenues are derived primarily from the operation of full-service restaurants, the sale of bakery products produced by its manufacturing division, Foxtail Foods ("Foxtail"), and franchise fees. Foxtail offers cookie dough, muffin batters, pancake mixes, pies and other food products to Partnership-operated and franchised restaurants through food service distributors in order to ensure consistency and availability of Perkins' proprietary products to each unit in the system. Additionally, Foxtail manufactures certain proprietary and non-proprietary products for sale to non-Perkins operations. Sales to Partnership-operated restaurants are eliminated in the accompanying statements of operations. In the three months ended March 31, 1998, revenues from Partnership-operated restaurants, Foxtail and franchise fees accounted for 85.1%, 7.5% and 7.4% of total revenues, respectively.

The Partnership has an on-going program of prototype development, testing and remodeling to maintain operationally efficient, cost-effective and unique facility design and decor. An accelerated program to remodel existing Partnership-operated restaurants began in 1995 and continues today. The current remodel package features a modern, distinctive interior and exterior layout that enhances operating efficiencies and guest appeal. As of March 31, 1998, approximately 87% of Partnership-operated restaurants had either been remodeled or initially constructed since January 1, 1994.

During 1997, the Partnership entered into a joint venture with a Canadian casual dining operator for the development of a minimum of three Jack Astor's Bar and Grill(R) restaurants. Jack Astor's Bar and Grill is a casual theme dining concept with a high-energy fun atmosphere offering chicken, pasta, hamburgers and alcoholic beverages. The joint venture's first restaurant opened in Greensboro, North Carolina on October 6, 1997.

The Partnership's revenues have increased steadily over the last five years. System-wide sales (including franchised restaurants) have increased 21.0% from $587,755,000 in 1993 to $710,962,000 in 1997. Revenues from Partnership-operated restaurants have increased 22.9% from $183,416,000 to $225,486,000 and franchise revenues have increased 24.4% from $15,544,000 to $19,333,000, over the same period. Average revenue per Partnership-operated restaurant has increased 13.8%, from $1,478,000 to $1,682,000 over the same period. Earnings before interest, taxes, depreciation, amortization, provision for disposition of assets and extraordinary items for the same periods were $31,695,000 and $36,291,000, representing a 14.5% increase. Partnership-operated restaurants have achieved comparable restaurant sales increases in each of the last twenty-six quarters.

A summary of the Partnership's results for the first quarter ended March 31 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues. Certain prior year amounts have been reclassified to conform to current year presentation.

                                                                       Three Months Ended
                                                                            March 31
                                                                   --------------------------
                                                                    1998                 1997
                                                                   --------------------------
Revenues:
  Food sales                                                         92.6%               92.7%
  Franchise revenues                                                  7.4                 7.3
                                                                   ------               ------
Total Revenues                                                      100.0               100.0
                                                                   ------               ------

Costs and Expenses:
Cost of sales:
  Food cost                                                          26.8                 26.7
  Labor and benefits                                                 31.9                 31.4
  Operating expenses                                                 19.0                 19.4
General and administrative                                            9.9                 10.1
Depreciation and amortization                                         7.1                  6.4
Interest, net                                                         5.2                  2.0
Loss on/Provision for disposition of assets, net                      0.4                    -
Asset writedown (SFAS No. 121)                                        0.7                    -
Other, net                                                           (0.3)                (0.4)
                                                                   ------               ------
Total Costs and Expenses                                            100.7                 95.6
                                                                   ------               ------
Net Income (Loss)                                                    (0.7)%                4.4%
                                                                   ======               ======

Net loss for the first quarter of 1998 was $487,000 versus net income of $2,725,000 for the same period in 1997, primarily reflecting the effects in 1998 of additional interest expense, depreciation and amortization as a result of the Going Private Transaction.

Revenues:

Total revenues for the first quarter of 1998 increased approximately 10.3% over the same period last year due primarily to higher comparable restaurant sales. Same store comparable sales increased approximately 9.3% over the first quarter of 1997 due primarily to an increase in comparable guest visits, selective menu price increases and guest trends toward higher-priced entrees. The shift in customer preference to higher-priced entrees can be attributed to the Partnership's development and promotion of higher-priced menu items. Three Partnership-operated restaurants which were not open for the full first quarter of 1997 also contributed to the increase in restaurant food sales during the three months ended March 31, 1998. These increases were offset by the refranchising of one Partnership-operated restaurant during 1997. Management believes remodeling of Partnership-operated restaurants, enhanced promotional events and implementation of new products resulted in the increased customer counts.

Revenues from Foxtail increased approximately 15.4% over the three months ended March 31, 1997, and constituted approximately 7.5% of the Partnership's revenues. The increase in sales is primarily due to additional sales within the Perkins system.

Franchise revenues, which consist primarily of franchise royalties and sales fees, increased 12.3% over the first quarter of 1997. This increase is due primarily to the opening of 21 new franchised restaurants and the sale of one Partnership-operated restaurant to a franchisee since January 1, 1997. This increase is partially offset by the closing of eight underperforming franchised restaurants during the same period.

Costs and Expenses:

Food cost:
In terms of total revenues, food cost for the three months ended March 31, 1998, increased 0.1 percentage point over the same period in 1997. Food costs increased during the current year due primarily to promotion of new seafood entrees which have a greater food cost than typical menu items. This increase was offset by decreased egg commodity costs.

Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, increased 0.5 percentage points for the three months ended March 31, 1998. Hourly labor costs, primarily cook and server wages, have increased over the prior year due to higher minimum wage rates and a competitive labor market. A portion of the increased labor costs was offset by lower employee insurance rates and lower workers' compensation claims.

The wage rates of the Partnership's hourly employees are impacted by Federal and state minimum wage laws. Legislation enacted during 1996 which raised the Federal minimum wage rate in 1996 and 1997 has had an impact on the Partnership's labor costs. These increases have resulted in the Federal minimum wage rate increasing from $4.25 per hour to $4.75 on October 1, 1996 to $5.15 per hour as of September 1, 1997 to the present date. Certain states do not allow tip credits for servers which results in higher payroll costs as well as greater exposure to increases in minimum wage rates. In the past, the Partnership has been able to offset increases in labor costs through selective menu price increases and improvements in labor productivity. The Partnership anticipates that it can offset the majority of the recent increases through selective menu price increases. However, there is no assurance that future increases can be mitigated through raising menu prices.

Operating expenses:
Operating expenses, expressed as a percentage of total revenues for the first quarter of 1998 decreased 0.4 percentage points from the three months ended March 31, 1997. This decrease is primarily due to lower utilities expense due to mild winter weather and lower franchise service fees during the first quarter of 1998. Franchise service fees decreased due to the termination of two service fee agreements during 1997. The decrease was partially offset by higher franchise opening costs due to eight more franchise restaurants opening during the first quarter of 1998 compared to the first quarter of 1997.

General and administrative:
General and administrative expenses increased 7.5% over the three months ended March 31, 1997. This increase is primarily due to higher restaurant development costs, training costs and field and office administration costs. In addition, payroll expense for home office staff has increased over the prior year.

Depreciation and amortization:
Depreciation and amortization for the three months ended March 31, 1998, increased approximately 21.9% over the same period last year due primarily to increases in fixed assets and intangibles resulting from "push-down" accounting adjustments recorded in December 1997 in connection with the Going Private Transaction. Additionally, the Partnership's continuing refurbishment program to upgrade and maintain existing restaurants and the addition of new Partnership-operated restaurants contributed to this increase.

Interest, net:
Interest expense for the three months ended March 31, 1998, increased 191.1% over the same period last year due primarily to increased debt in December 1997 which was used to purchase outstanding public Units and pay for Going Private Transaction expenses. Interest expense associated with capital lease obligations has decreased.

Other:
Results of operations for the three months ended March 31, 1998 reflect a $500,000 non-cash charge against earnings related to the writedown of certain assets impaired under SFAS No. 121. In addition, the Partnership recorded a net loss of $295,000 related to the disposition of assets; this amount includes a loss of approximately $740,000 on the disposal of two properties during the quarter and the recognition of a previously deferred gain of approximately $445,000 under SFAS No. 66, "Accounting for Sales of Real Estate," related to the sale of property in 1994.

CAPITAL RESOURCES AND LIQUIDITY

Principal uses of cash during the first quarter ended March 31, 1998, were the purchase of public Units, payment of Going Private Transaction expenses and capital expenditures. Capital expenditures consisted primarily of costs related to remodels of existing restaurants and equipment purchases for new Partnership operated restaurants. One new restaurant was opened in the first quarter of 1998. Remodels and unit upgrades, as well as new restaurants, constituted more than 73.9% of the capital expenditures during the first quarter. The Partnership's primary sources of funding were cash provided by operations and revolving credit borrowings.

The following table summarizes capital expenditures for each of the years in the three-year period ended December 31, 1997.

                                                YEARS ENDED DECEMBER 31
                                                -----------------------
                                          1997          1996           1995
                                        --------      --------       --------
Maintenance                             $  3,453      $  2,987       $  3,435
Renovation                                 2,790         4,064          8,431
New restaurant development                 6,193         1,947         12,626
Manufacturing                                714           651            859
Other                                      1,936         2,209          3,580
                                        --------      --------       --------
Total Capital Expenditures              $ 15,086      $ 11,858       $ 28,931
                                        ========      ========       ========

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

On December 22, 1997, the Partnership issued $130,000,000 of 10.125% Unsecured Senior Notes (the "Notes") due December 15, 2007. The proceeds were used to repay outstanding senior notes and borrowings under the Partnership's revolving line of credit, purchase Units from the public and pay expenses relative to the Going Private Transaction.

On December 22, 1997, the Partnership obtained a secured $50,000,000 revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility matures on January 1, 2003, at which time all amounts become payable. All amounts under the Credit Facility bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. As of March 31, 1998, $3,000,000 in borrowings and approximately $2,400,000 of letters of credit were outstanding under the Credit Facility.

Prior to the fourth quarter of 1997, the Partnership had paid quarterly cash distributions to Unitholders. Following the consummation of the Going Private Transaction, the Partnership expects to pay distributions to its general partner or limited partners attributable to the allocation of taxable income or gain from the Partnership and general corporate purposes. The Senior Note Indenture and the Credit Facility limit the Partnership's ability to pay distributions to its partners.

The Partnership's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness (including the Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Credit Facility, will be adequate to meet the Partnership's liquidity needs for the foreseeable future. The Partnership may, however, need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Partnership will generate sufficient cash flow from operations, or that future borrowings will be available under the Credit Facility in an amount sufficient to enable the Partnership to service its indebtedness, including the Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Partnership will be able to effect any such refinancing on commercially reasonable terms or at all.

PART II - OTHER INFORMATION

                            Item 5. Other Information

TRC and Harrah's Entertainment, Inc. ("Harrah's") have entered into an agreement providing for the redemption of Harrah's one third interest in TRC for $17 million in cash (the "Reorganization"). TRC sold approximately $18 million of gross proceeds of Senior Discount Notes due 2008 to consummate the Reorganization and pay related fees and expenses.

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


                                         PERKINS FAMILY RESTAURANTS, L.P.
                                         BY: PERKINS MANAGEMENT COMPANY, INC.,
                                                  GENERAL PARTNER


DATE:  May 14, 1998                      BY: /s/ Steven R. McClellan
       ------------                          -----------------------
                                         Steven R. McClellan
                                         Executive Vice President,
                                         Chief Financial Officer


                                         BY: /s/ Michael P. Donahoe
                                             -----------------------
                                         Michael P. Donahoe
                                         Vice President, Controller
                                         Chief Accounting Officer

Exhibit Index

Exhibit No.                Description
-----------                -----------
   10.1                    Amendment No.1 to Revolving Credit Agreement, by and
                           among Perkins Family Restaurants, L.P., The
                           Restaurant Company, Perkins Restaurants Inc., Perkins
                           Finance Corp., BankBoston, N.A. and other financial
                           insitutions and BankBoston, N.A., as Agent and
                           Administrative Agent with NationsBank, N.A. as
                           Syndication Agent and BankBoston Securities, Inc. as
                           Arranger dated as of December 22, 1997.

   27                      Financial Data Schedule (for SEC use only).