Form 10-Q
period 1998-06-30
PERKINS FAMILY RESTAURANTS LP
filed 1998-08-14
CIK 797460

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1998
                               ---------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________

Commission file number   1-9214
                        ----------

                        Perkins Family Restaurants, L.P.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                                                   62-1283091
-----------------------------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)   (I.R.S. EMPLOYER IDENTIFICATION NO.)


     6075 Poplar Avenue, Suite 800, Memphis, Tennessee                       38119-4709
-----------------------------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                    (ZIP CODE)

                                 (901) 766-6400
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Indicate by X, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        PERKINS FAMILY RESTAURANTS, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In Thousands)

                                                      Three Months Ended        Six Months Ended
                                                            June 30                  June 30
                                                    ---------------------      --------------------
                                                      1998         1997         1998           1997
                                                      ----         ----         ----           ----
REVENUES:
   Food sales                                       $ 68,408     $ 61,651     $ 131,182     $ 118,669
   Franchise revenues                                  5,310        4,937        10,320         9,400
                                                    --------     --------     ---------     ---------
Total Revenues                                        73,718       66,588       141,502       128,069
                                                    --------     --------     ---------     ---------

COSTS AND EXPENSES:
Cost of sales:
   Food cost                                          19,220       17,550        37,356        33,934
   Labor and benefits                                 23,793       21,117        45,421        40,445
   Operating expenses                                 13,176       12,154        26,084        24,048
General and administrative                             7,272        6,618        13,949        12,830
Depreciation and amortization                          5,005        3,977         9,809         7,919
Interest, net                                          3,649        1,211         7,201         2,431
Loss on/Provision for disposition of assets, net          --           --           295            --
Asset writedown (SFAS No.121)                             --           --           500            --
Tax related reorganization costs                          --          650            --           650
Other, net                                              (344)        (153)         (573)         (377)
                                                    --------     --------     ---------     ---------
Total Costs and Expenses                              71,771       63,124       140,042       121,880
                                                    --------     --------     ---------     ---------
NET INCOME                                          $  1,947     $  3,464     $   1,460     $   6,189
                                                    ========     ========     =========     =========


   The accompanying notes are an integral part of these financial statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                                 (In Thousands)

                                                 June 30,
                                                   1998        December 31,
                                                (Unaudited)        1997
                                                -----------    ------------
                                ASSETS

CURRENT ASSETS:
Cash and cash equivalents                        $  2,454        $ 14,160
Receivables, less allowance for
  doubtful accounts of $546 and $846                8,137           7,719
Inventories, at the lower of first-
  in, first-out cost or market                      4,647           4,232
Prepaid expenses and other current assets           2,102           1,823
                                                 --------        --------
                     Total current assets          17,340          27,934
                                                 --------        --------
PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation and amortization      129,916         127,392

NOTES RECEIVABLE, less allowance for
   doubtful accounts of $124 and $6                 1,708             983

INTANGIBLE AND OTHER ASSETS, net of
   accumulated amortization of $29,097
    and $27,591                                    55,943          58,015
                                                 --------        --------
                                                 $204,907        $214,324
                                                 ========        ========


      The accompanying notes are an integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                       (In Thousands, Except Unit Amounts)

                                                                June 30,
                                                                  1998     December 31,
                                                              (Unaudited)     1997
                                                              -----------  ------------
          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
 Current maturities of capital lease obligations               $  1,223      $  1,301
 Accounts payable                                                11,451        10,563
 Accrued expenses                                                18,235        35,948
                                                               --------      --------
                  Total current liabilities                      30,909        47,812
                                                               --------      --------
CAPITAL LEASE OBLIGATIONS, less
 current maturities                                               6,389         6,999

LONG-TERM DEBT                                                  137,500       130,000

OTHER LIABILITIES                                                 3,880         4,312

PARTNERS' CAPITAL:
General partner                                                     262           252
Limited partners (5,463,924 Units issued and outstanding)        25,967        24,949
                                                               --------      --------

                  Total partners' capital                        26,229        25,201
                                                               --------      --------
                                                               $204,907      $214,324
                                                               ========      ========

      The accompanying notes are an integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                              Three Months Ended            Six Months Ended
                                                                    June 30                      June 30
                                                           -----------------------       -----------------------
                                                              1998           1997          1998            1997
                                                              ----           ----          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  1,947       $  3,464       $  1,460       $  6,189
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             5,005          3,977          9,809          7,919
    Loss on/Provision for disposition of assets, net             --             --            295             --
    Asset writedown (SFAS No. 121)                               --             --            500             --
    Other non-cash income and expense items                     296            340            562            688
    Changes in other operating assets and liabilities        (3,568)         2,849         (2,241)        (3,002)
                                                           --------       --------       --------       --------
      Total adjustments                                       1,733          7,166          8,925          5,605
                                                           --------       --------       --------       --------
Net cash provided by operating activities                     3,680         10,630         10,385         11,794
                                                           --------       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                         (7,817)        (3,860)       (11,806)        (5,421)
Proceeds from sale of property and equipment                     --             --             12             --
Payments on notes receivable                                    168            678            209            801
Investment in/Advances to joint venture                          --             --           (110)            --
                                                           --------       --------       --------       --------
Net cash used in investing activities                        (7,649)        (3,182)       (11,695)        (4,620)
                                                           --------       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                                 18,050         19,750         29,550         29,350
Payments on long-term debt                                  (13,550)       (23,750)       (22,050)       (31,150)
Principal payments under capital lease obligations             (345)          (524)          (688)          (988)
Deferred financing costs                                         --             --           (536)            --
Repurchase of limited partnership units                        (454)            --        (16,241)            --
Distributions to partners                                      (431)        (3,474)          (431)        (6,953)
                                                           --------       --------       --------       --------
Net cash provided by (used in) financing activities           3,270         (7,998)       (10,396)        (9,741)
                                                           --------       --------       --------       --------
Net decrease in cash and cash equivalents                      (699)          (550)       (11,706)        (2,567)
                                                           --------       --------       --------       --------
CASH AND CASH EQUIVALENTS:
Balance, beginning of period                                  3,153            720         14,160          2,737
                                                           --------       --------       --------       --------
Balance, end of period                                     $  2,454       $    170       $  2,454       $    170
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

Going Private Transaction

The Partnership is a limited partnership that currently is indirectly wholly-owned (including its general partner's interest) by The Restaurant Company ("TRC"). Until December 1997, the Partnership's Units were traded on the New York Stock Exchange under the symbol "PFR." On December 17, 1997, the Partnership, TRC and a subsidiary of TRC completed a series of transactions pursuant to which the Partnership's operating subsidiary was eliminated through a merger and the Partnership became an indirect wholly-owned subsidiary of TRC and the approximately 5.44 million Units held by persons other than TRC and its subsidiaries were converted into the right to receive $14.00 in cash per Unit (the "Going Private Transaction"). There has not been, nor is there anticipated to be, a change in the Partnership's management or business strategy as a result of the Going Private Transaction.

The following unaudited pro forma results of operations for the second quarter and six months ended June 30, 1997 give effect to the Going Private Transaction as if it had occurred on January 1, 1997. This pro forma information does not necessarily represent what the results would have been had the Going Private Transaction occurred at the beginning of the period presented.


                                  (Unaudited)
                          ----------------------------
                          Three Months    Six Months
                             Ended           Ended
                         June 30, 1997    June 30,1997
                         -------------   --------------
 Revenues                $   66,588      $    128,069
 Net Income (Loss)       $      225      $        (91)


Contingencies

The Partnership is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Partnership's financial position or results of operations.

In the past, the Partnership has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Partnership provides a limited guaranty of the funds borrowed. At June 30, 1998, there were approximately $3,521,000 in borrowings outstanding under these programs. The Partnership has guaranteed $1,174,000 of these borrowings. No additional borrowings are available under these programs.

On February 26, 1998, the Partnership entered into a separate two year limited guaranty of $1,200,000 in borrowings of a franchisee which were used to construct a new franchise restaurant.

The Partnership's largest franchisee operates 40 restaurants, 37 of which are leased from unaffiliated lessors, pursuant to a temporary license agreement which expires September 30, 1998. In May 1998, the franchisee filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States bankruptcy Court for the Western District of New York. The Partnership and the franchisee have entered into a Stipulation and Order Authorizing Standstill and Extension Agreement which was approved by the Bankruptcy Court on June 17, 1998 authorizing the continuing temporary operation of the franchisee's restaurants. The franchisee has advised the Partnership that it has entered into an agreement in principle with an operator of truck stops and travel plazas for the acquisition of all of the franchisee's assets related to its Perkins Family Restaurants. If approved by the Bankruptcy Court, the acquiror will become a franchisee of the Partnership and provide funds for remodeling existing restaurants. The Partnership also expects to receive sufficient funds to cover its unreserved receivable from the franchisee. During the past three years, the franchisee's average net royalty payments to the Partnership were approximately $1.8 million and at June 30, 1998, the franchisee was delinquent in its royalty obligations in the amount of approximately $533,000 of which $300,000 had been reserved.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three and six months ended June 30, consisted of the following (in thousands):

                                 Three Months Ended           Six Months Ended
                                       June 30                     June 30
                                -------------------        ----------------------
                                   1998        1997          1998          1997
                                   ----        ----          ----          ----
(Increase) Decrease in:
   Receivables                  $(1,598)     $   348       $  (678)      $  (965)
   Inventories                     (495)        (239)         (415)           (1)
   Prepaid expenses and
     other current assets           140          241          (589)         (665)
   Other assets                     366         (768)          (80)       (1,083)

Increase (Decrease) in:
   Accounts payable                (338)         482           889        (1,273)
   Accrued expenses              (1,290)       2,710          (936)          791
   Other liabilities               (353)          75          (432)          194
                                -------      -------       -------       -------
                                $(3,568)     $ 2,849       $(2,241)      $(3,002)
                                =======      =======       =======       =======


The Partnership paid interest of $6,679,000 and $1,320,000 during the second quarters of 1998 and 1997, respectively, and $6,889,000 and $2,531,000 for the six months ended June 30, 1998 and 1997, respectively.


Asset Writedown (SFAS No. 121)

As required by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Partnership evaluates the recoverability of assets (including intangibles) based upon their related undiscounted estimated future cash flows when events and circumstances indicate that assets might be impaired. During the first quarter of 1998, as a result of this review, the Partnership identified five restaurant properties which were not expected to generate undiscounted future cash flows sufficient to cover the carrying value of the underlying assets related to these properties. As required under SFAS No. 121, the carrying amounts of the assets associated with these restaurant properties were written down to their estimated fair market values. The resulting non-cash charge reduced first quarter 1998 income by $500,000.

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


New Accounting Pronouncements

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 15, 1997 with restatement of all prior periods shown if not impracticable to do so. SFAS No. 131 requires the disclosure of certain information about the operating segments of the Partnership in the financial statements. The Partnership will implement SFAS No. 131 during 1998; however, reporting of segment information in interim financial statements is not required in the initial year of application.

In April 1998, The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which the Partnership is required to adopt in 1999, with earlier application permitted. SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Upon adoption of SOP 98-5, the Partnership will be required to record a cumulative effect of a change in accounting principle to write off any unamortized preopening costs that exist on the balance sheet at that date. As of June 30, 1998, the Partnership had unamortized preopening costs of approximately $500,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998

RESULTS OF OPERATIONS

Overview:

The Partnership is a leading operator and franchisor of full-service mid-scale restaurants located primarily in the Midwest, Pennsylvania, upstate New York, and central Florida. As of June 30, 1998, the Partnership owned and operated 138 full-service restaurants and franchised 348 full-service restaurants. The Partnership also manufactures and distributes bakery products which are sold to Partnership-operated restaurants, franchisees, third-party bakers and food distributors. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Partnership's revenues are derived primarily from the operation of full-service restaurants, the sale of bakery products produced by its manufacturing division, Foxtail Foods ("Foxtail"), and franchise fees. Foxtail offers cookie dough, muffin batters, pancake mixes, pies and other food products to Partnership-operated and franchised restaurants through food service distributors in order to ensure consistency and availability of Perkins' proprietary products to each unit in the system. Additionally, Foxtail manufactures certain proprietary and non-proprietary products for sale to non-Perkins operations. Sales to Partnership-operated restaurants are eliminated in the accompanying statements of operations. In the six months ended June 30, 1998, revenues from Partnership-operated restaurants, Foxtail and franchise fees accounted for 84.4%, 8.3% and 7.3% of total revenues, respectively.

The Partnership has an on-going program of prototype development, testing and remodeling to maintain operationally efficient, cost-effective and unique facility design and decor. An accelerated program to remodel existing Partnership-operated restaurants began in 1995 and continues today. The current remodel package features a modern, distinctive interior and exterior layout that enhances operating efficiencies and guest appeal. As of June 30, 1998, approximately 89% of Partnership-operated restaurants had either been remodeled or initially constructed since January 1, 1994.

The Partnership's revenues have increased steadily over the last five years. System-wide sales (including franchised restaurants) have increased 21.0% from $587,755,000 in 1993 to $710,962,000 in 1997. Revenues from Partnership-operated restaurants have increased 22.9% from $183,416,000 to $225,486,000 and franchise revenues have increased 24.4% from $15,544,000 to $19,333,000, over the same period. Average revenue per Partnership-operated restaurant has increased 13.8%, from $1,478,000 to $1,682,000 over the same period. Earnings before interest, taxes, depreciation, amortization, provision for disposition of assets and extraordinary items for the same periods were $31,695,000 and $36,291,000, representing a 14.5% increase. Partnership-operated restaurants have achieved comparable restaurant sales increases in each of the last twenty-seven quarters.

A summary of the Partnership's results for the second quarter and six months ended June 30, are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues. Certain prior year amounts have been reclassified to conform to current year presentation.


                                                      Three Months Ended     Six Months Ended
                                                            June 30               June 30
                                                      ------------------    -----------------
                                                       1998        1997       1998       1997
                                                       ----        ----       ----       ----
Revenues:
    Food sales                                          92.8%      92.6%      92.7%      92.7%
    Franchise revenues                                   7.2        7.4        7.3        7.3
                                                       -----      -----      -----      -----
  Total Revenues                                       100.0      100.0      100.0      100.0
                                                       -----      -----      -----      -----
 Costs and Expenses:
  Cost of sales:
       Food cost                                        26.1       26.4       26.4       26.5
       Labor and benefits                               32.3       31.7       32.1       31.6
       Operating expenses                               17.9       18.3       18.4       18.8
  General and administrative                             9.9        9.9        9.9       10.0
  Depreciation and amortization                          6.8        6.0        6.9        6.2
  Interest, net                                          5.0        1.8        5.1        1.9
  Loss on/Provision for disposition of assets, net        --         --        0.2         --
  Asset writedown (SFAS No. 121)                          --         --        0.4         --
  Tax related reorganization costs                        --        1.0         --        0.5
  Other, net                                            (0.5)      (0.3)      (0.4)      (0.3)
                                                       -----      -----      -----      -----
  Total Costs and Expenses                              97.5       94.8       99.0       95.2
                                                       -----      -----      -----      -----
Net Income                                               2.5%       5.2%       1.0%       4.8%
                                                       =====      =====      =====      =====


Net income for the second quarter of 1998 was $1,947,000 versus net income of $3,464,000 for the same period in 1997. For the six months ended June 30, 1998, net income was $1,460,000 compared to $6,189,000 in the prior year. Lower income is primarily the result of the effects in 1998 of additional interest expense, depreciation and amortization related to the Going Private Transaction.

Revenues:

Total revenues for the second quarter and first six months of 1998 increased approximately 10.7% and 10.5% over the same periods last year due primarily to higher comparable restaurant sales and increased Foxtail sales. Same store comparable sales increased approximately 9.0% and 9.1% over the second quarter and first six months of 1997, respectively, due primarily to an increase in comparable guest visits, selective menu price increases and guest trends toward higher-priced entrees. The shift in customer preference to higher-priced entrees can be attributed to the Partnership's development and promotion of higher-priced menu items. Three Partnership-operated restaurants opened after the second quarter of 1997 and the opening of two new Partnership-operated restaurants in the current year contributed to the increase in restaurant food sales during the quarter and six months ended June 30, 1998. These increases were offset by the refranchising of one Partnership-operated restaurant during 1997. Management believes remodeling of Partnership-operated restaurants, enhanced promotional events and implementation of new products resulted in the increased customer counts.

Revenues from Foxtail increased approximately 15.8% and 15.6% over the six months ended June 30, 1997, and constituted approximately 8.3% of the Partnership's revenues year-to-date. The increase in sales is primarily due to growth in the number of stores in the Perkins system.

Franchise revenues, which consist primarily of franchise royalties and sales fees, increased 7.5% over the second quarter of 1997 and 9.7% over the first six months of 1997. This increase is due primarily to the opening of 23 new franchised restaurants and the sale of one Partnership-operated restaurant to a franchisee since June 30, 1997. This increase is partially offset by the closing of eight underperforming franchised restaurants during the same period.

Costs and Expenses:

Food cost:

In terms of total revenues, food cost for the three months and six months ended June 30, 1998 decreased 0.3 percentage points and 0.1 percentage points, respectively, over the same periods in 1997. Food costs decreased during the current year primarily due to lower commodity costs on pork, red meat, eggs and orange juice. These decreases in the second quarter were partially offset by higher food costs in the first quarter which were due to costs associated with a seafood promotion which had a lower than average margin. Menu price increases in January 1998 and May 1998 contributed to the decrease in food cost percentage as well.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, increased 0.6 and
0.5 percentage points for the second quarter and six months ended June 30, 1998, respectively. Hourly labor costs, primarily cook, server and host wages, have increased over the prior year due to higher minimum wage rates and a competitive labor market. A portion of the increased labor costs was offset by lower workers' compensation costs.

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

Operating expenses:

Operating expenses, expressed as a percentage of total revenues for the first quarter of 1998 decreased 0.4 percentage points from the second quarter and six months ended June 30, 1997. This decrease is primarily due to lower utilities expense and lower franchise service fees during the second quarter and six months ended June 30, 1998. Franchise service fees decreased due to the termination of two service fee agreements during 1997. The decrease was partially offset by higher franchise opening costs due to the opening of three additional franchise restaurants during the second quarter of 1998 and 10 additional restaurants year-to-date compared to the same periods in 1997.

General and administrative:

General and administrative expenses increased 9.9% and 8.7% over the three and six months ended June 30, 1997. This increase is primarily due to higher restaurant development costs, field and office administration costs and human resources costs. In addition, payroll expense for home office staff has increased over the prior year. These were planned increases deemed necessary as the Partnership continues to increase the number of franchise and Partnership-operated restaurants.

Depreciation and amortization:

Depreciation and amortization for the three and six months ended June 30, 1998, increased approximately 25.8% and 23.9% over the same period last year due primarily to increases in fixed assets and intangibles resulting from "push-down" accounting adjustments recorded in December 1997 in connection with the Going Private Transaction. Additionally, the Partnership's continuing refurbishment program to upgrade and maintain existing restaurants and the addition of new Partnership-operated restaurants contributed to this increase.

Interest, net:

Interest expense for the three and six months ended June 30, 1998, increased 201.3% and 196.2%, respectively, over the same period last year due to debt incurred in December 1997 which was used to consummate the Going Private Transaction. Interest expense associated with capital lease obligations has decreased.

Other:

Results of operations for the six months ended June 30, 1998, reflect a $500,000 non-cash charge against earnings related to the writedown of certain assets impaired under SFAS No. 121 recorded during the first quarter. In addition, the Partnership recorded a net loss of $295,000 related to the disposition of assets; this amount includes a loss of approximately $740,000 on the disposal of two properties during the first quarter and the recognition of a previously deferred gain of approximately $445,000 under SFAS No. 66, "Accounting for Sales of Real Estate," related to the sale of property in 1994.

YEAR 2000

The year 2000 presents a critical business issue due to the possibility that many computerized systems will not be able to process information including dates beginning in the Year 2000. The Partnership has established a plan to assess its readiness for the Year 2000. A review of computer systems and software, including non-information technology systems, has been substantially completed. No material costs associated with achieving Year 2000 compliance internally are anticipated based on this review. The Partnership has initiated communications with major suppliers and customers, including franchisees, to determine the extent to which the Partnership may be vulnerable to such third parties' failure to remediate their own issues related to the Year 2000. At the present time, the Partnership has not received adequate information from these outside third parties to appropriately evaluate their possible impact on operations of the Partnership. As such, management cannot reasonably predict what impact, if any, the year 2000 issue will have on the Partnership. At this time, the Partnership has not begun developing a contingency plan; however, management will complete an appropriate contingency plan in 1999.

CAPITAL RESOURCES AND LIQUIDITY

Principal uses of cash during the second quarter and first six months ended June 30, 1998, were the purchase of public Units, payment of Going Private Transaction expenses and capital expenditures. Capital expenditures consisted primarily of costs related to equipment purchases for new Partnership-operated restaurants and remodels of existing restaurants. Three new restaurants were opened in the first six months of 1998 and nine were under development. Remodels and unit upgrades, new restaurant development and equipment upgrades at Foxtail constituted more than 75% of the capital expenditures during the first six months of 1998. The Partnership's primary sources of funding were cash provided by operations, proceeds from the Unsecured Senior Notes issued in December 1997 (see below) and revolving credit borrowings.

The following table summarizes capital expenditures for each of the years in the three-year period ended December 31, 1997 and the six months ended June 30, 1998 and 1997.

                                                                    SIX MONTHS ENDED
                                    YEARS ENDED DECEMBER 31             JUNE 30
                                  1997       1996        1995       1998         1997
                                  ----       ----        ----       ----         ----
Maintenance                    $ 3,453     $ 2,987     $ 3,435     $ 1,546     $ 1,312
Renovation                       2,790       4,064       8,431       2,491       1,748
New restaurant development       6,193       1,947      12,626       5,817       1,240
Manufacturing                      714         651         859         609         171
Other                            1,936       2,209       3,580       1,343         950
                               -------     -------     -------     -------     -------
Total Capital Expenditures     $15,086     $11,858     $28,931     $11,806     $ 5,421
                               =======     =======     =======     =======     =======

The Partnership's capital budget for 1998 is $21.4 million. The primary source of funding for capital projects is expected to be cash provided by operations and borrowings under the Partnership's revolving credit facility.

During 1998, the Partnership has opened two new full-service Partnership-operated restaurants and a Perkins Cafe Bakery, which is an embellishment of the core concept with significant enhancements to menu, decor, service and exterior and interior building design. Certain amounts originally budgeted for new store development have been reallocated to cover the cost of prototype development for the Perkins Cafe Bakery, purchasing rather than leasing restaurant sites, and upgrading restaurant smallwares in all Partnership-operated restaurants. Based on this reallocation, the Partnership anticipates opening five new Partnership-operated restaurants in 1998. Funds not used to build new restaurants will be primarily applied to the acquisition of restaurant sites to be developed in 1999, remodels of existing restaurants, and restaurant maintenance.

The Partnership is considering increasing the capital budget for 1998 by as much as $8 million to fund additional property acquisitions and a portion of development costs for stores to be opened in 1999. If the decision is made to spend this additional capital, the Partnership anticipates being able to accelerate the opening of up to five Partnership-operated restaurants to be completed in 1999.

On December 22, 1997, the Partnership issued $130,000,000 of 10.125% Unsecured Senior Notes (the "Notes") due December 15, 2007. The proceeds were used to repay outstanding senior notes and borrowings under the Partnership's revolving line of credit, purchase Units from the public and pay expenses relative to the Going Private Transaction.

On December 22, 1997, the Partnership obtained a secured $50,000,000 revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility matures on January 1, 2003, at which time all amounts become payable. All amounts under the Credit Facility bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. As of June 30, 1998, $7,500,000 in borrowings and approximately $2,400,000 of letters of credit were outstanding under the Credit Facility.

Prior to the fourth quarter of 1997, the Partnership had paid quarterly cash distributions to Unitholders. Following the consummation of the Going Private Transaction, the Partnership will pay distributions to its partners from available cash flow in amounts sufficient to satisfy any tax liabilities of the partners arising out of the allocation of taxable income or gain from the Partnership. The Senior Note Indenture and the Credit Facility limit the Partnership's ability to otherwise pay distributions to its partners.

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

SEASONALITY

Perkins revenues are subject to seasonal fluctuations. Customer traffic, and consequently revenues, are highest in the summer months and lowest during the winter months because of the high proportion of restaurants located in states where inclement weather adversely affects guest visits.

FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: general economic conditions, competitive factors, consumer taste and preferences and adverse weather conditions. The Partnership does not undertake to publicly update or revise the forward-looking statements even if the experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

PART II - OTHER INFORMATION

                            Item 5. Other Information


                    Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits - Reference is made to the Index of Exhibits attached hereto as page 17 and made a part hereof.

(b)    Reports on Form 8-K -  None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PERKINS FAMILY RESTAURANTS, L.P.
                                       BY: PERKINS MANAGEMENT COMPANY, INC.,
                                                  GENERAL PARTNER


DATE:  August 14, 1998                 BY: /s/ Steven R. McClellan
       ---------------------              -------------------------------
                                       Steven R. McClellan
                                       Executive Vice President,
                                       Chief Financial Officer

                                       BY: /s/ Michael P. Donahoe
                                           ------------------------------
                                       Michael P. Donahoe
                                       Vice President, Controller
                                       Chief Accounting Officer

Exhibit Index


         Exhibit No.              Description
         -----------              -----------


             27                   Financial Data Schedule