Form 10-Q
period 1998-09-30
PERKINS FAMILY RESTAURANTS LP
filed 1998-11-10
CIK 797460

                                                                 CONFORMED COPY
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ---------

                                   FORM 10-Q

(MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1998
                               ------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------


Commission file number   1-9214
                         -------


                        Perkins Family Restaurants, L.P.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          Delaware                                                        62-1283091
-----------------------------------------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)               (I.R.S. EMPLOYER IDENTIFICATION NO.)


6075 Poplar Avenue, Suite 800, Memphis, Tennessee                                      38119-4709
-----------------------------------------------------------------------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                            (ZIP CODE)


                                 (901) 766-6400
-------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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
                                 (In Thousands)


                                                  Three Months Ended    Nine Months Ended
                                                      September 30,        September 30,
                                                   -----------------   -------------------
                                                     1998      1997      1998       1997
                                                   -------   -------   --------   --------
REVENUES:

   Food sales                                      $72,798   $66,400   $203,980   $185,069

   Franchise revenues                                5,832     5,203     16,152     14,603
                                                   -------   -------   --------   --------
Total Revenues                                      78,630    71,603    220,132    199,672
                                                   -------   -------   --------   --------

COSTS AND EXPENSES:

Cost of sales:

   Food cost                                        20,251    19,165     57,607     53,099
   Labor and benefits                               25,553    22,200     70,974     62,645
   Operating expenses                               14,282    13,033     40,366     37,081
General and administrative                           7,514     6,763     21,463     19,593
Depreciation and amortization                        5,138     3,979     14,947     11,898
Interest, net                                        3,690     1,127     10,891      3,558
Loss on/Provision for disposition of assets, net        --        --        295         --

Asset writedown (SFAS No. 121)                          --        --        500         --

Tax related reorganization costs                        --        --         --        650

Other, net                                            (350)     (245)      (923)      (622)
                                                   -------   -------   --------   --------

Total Costs and Expenses                            76,078    66,022    216,120    187,902
                                                   -------   -------   --------   --------

NET INCOME                                         $ 2,552   $ 5,581   $  4,012   $ 11,770
                                                   =======   =======   ========   ========


   The accompanying notes are an integral part of these financial statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                                 (In Thousands)


                                                        September 30,
                                                            1998           December 31,
                                                         (Unaudited)          1997
                                                        -------------      ------------

                                       ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                  $  1,621       $ 14,160
Receivables, less allowance for
  doubtful accounts of $766 and $846                          8,143          7,719
Inventories, at the lower of first-
  in, first-out cost or market                                4,999          4,232
Prepaid expenses and other current assets                     1,759          1,823
                                                           --------       --------
                                  Total current assets       16,522         27,934
                                                           --------       --------


PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation and amortization                131,775        127,392

NOTES RECEIVABLE, less allowance for
   doubtful accounts of $207 and $6                           1,517            983

INTANGIBLE AND OTHER ASSETS, net of
   accumulated amortization of $29,820
    and $27,591                                              55,514         58,015
                                                           --------       --------
                                                           $205,328       $214,324
                                                           ========       ========


      The accompanying notes are an integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                      (In Thousands, Except Unit Amounts)




                                                    September 30,   December 31,
                                                        1998            1997
                                                    -------------   ------------
                                                     (Unaudited)

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:

 Current maturities of capital lease obligations    $  1,219        $  1,301

 Accounts payable                                     12,239          10,563
 Accrued expenses                                     20,964          35,948
                                                    --------        --------
      Total current liabilities                       34,422          47,812
                                                    --------        --------

CAPITAL LEASE OBLIGATIONS, less
 current maturities                                    6,071           6,999

LONG-TERM DEBT                                       134,000         130,000

OTHER LIABILITIES                                      3,348           4,312

PARTNERS' CAPITAL:

General partner                                          275             252
Limited partners (5,463,924 Units issued and
 outstanding)                                         27,212          24,949
                                                    --------        --------
      Total partners' capital                         27,487          25,201
                                                    --------        --------
                                                    $205,328        $214,324
                                                    ========        ========


      The accompanying notes are an integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                                                        Three Months Ended               Nine Months Ended
                                                                           September 30,                   September 30,
                                                                     ------------------------        ------------------------
                                                                       1998            1997            1998            1997
                                                                     --------        --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                           $  2,552        $  5,581        $  4,012        $ 11,770
Adjustments to reconcile net income to net cash
  provided by operating activities:

    Depreciation and amortization                                       5,138           3,979          14,947          11,898

    Loss on/Provision for disposition of assets, net                       --              --             295              --
    Asset writedown (SFAS No. 121)                                         --              --             500              --
    Other non-cash income and expense items                               300             566             828           1,254

    Changes in other operating assets and liabilities                   2,611           3,979             370             977
                                                                     --------        --------        --------        --------
      Total adjustments                                                 8,049           8,524          16,940          14,129
                                                                     --------        --------        --------        --------
Net cash provided by operating activities                              10,601          14,105          20,952          25,899
                                                                     --------        --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid for property and equipment                                   (6,488)         (4,893)        (18,260)        (10,314)
Proceeds from sale of property and equipment                                8              --              20              --
Investment in/Advances to joint venture                                    --            (400)           (110)           (400)
Payments on notes receivable                                              218              88             427             889
                                                                     --------        --------        --------        --------
Net cash used in investing activities                                  (6,262)         (5,205)        (17,923)         (9,825)
                                                                     --------        --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                                            2,000           4,750          31,550          34,100
Payments on long-term debt                                             (5,500)         (7,900)        (27,550)        (39,050
Principal payments under capital lease obligations                       (322)           (391)         (1,010)         (1,379)
Deferred financing costs                                                   --              --            (536)             --
Repurchase of limited partnership units                                   (55)             --         (16,296)             --
Distributions to partners                                              (1,295)         (3,475)         (1,726)        (10,428)
                                                                     --------        --------        --------        --------
Net cash used in financing activities                                  (5,172)         (7,016)        (15,568)        (16,757)
                                                                     --------        --------        --------        --------
Net increase (decrease) in cash and cash equivalents                     (833)          1,884         (12,539)           (683)
                                                                     --------        --------        --------        --------

CASH AND CASH EQUIVALENTS:

Balance, beginning of period                                            2,454             170          14,160           2,737
                                                                     --------        --------        --------        --------
Balance, end of period                                               $  1,621        $  2,054        $  1,621        $  2,054
                                                                     ========        ========        ========        ========


   The accompanying notes are an integral part of these financial statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Basis of Presentation

The accompanying unaudited financial statements of Perkins Family Restaurants, L.P. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of the operating results. Results of operations for the interim periods are not necessarily indicative of a full year of operations. The notes to the financial statements contained in the Company's 1997 Annual Report on Form 10-K should be read in conjunction with these statements.

Certain prior year amounts have been reclassified to conform to current year presentation.

Going Private Transaction

The Company is a limited partnership that currently is indirectly wholly-owned (including its general partner's interest) by The Restaurant Company ("TRC"). Until December 1997, the Company's Units were traded on the New York Stock Exchange under the symbol "PFR." On December 17, 1997, the Company, TRC and a subsidiary of TRC completed a series of transactions pursuant to which the Company's operating subsidiary was eliminated through a merger and the Company became an indirect wholly-owned subsidiary of TRC and the approximately 5.44 million Units held by persons other than TRC and its subsidiaries were converted into the right to receive $14.00 in cash per Unit (the "Going Private Transaction"). There has not been, nor is there anticipated to be, a change in the Company's management or business strategy as a result of the Going Private Transaction.

The following unaudited pro forma results of operations for the third quarter and nine months ended September 30, 1997 give effect to the Going Private Transaction as if it had occurred on January 1, 1997. This pro forma information does not necessarily represent what the results would have been had the Going Private Transaction occurred at the beginning of the period presented.

                                                (Unaudited)
                                  --------------------------------------------
                                     Three Months               Nine Months
                                        Ended                      Ended
                                  September 30, 1997         September 30,1997
                                  ------------------         -----------------
              Revenues                 $ 71,603                  $ 199,672
              Net Income               $  2,489                  $   2,398

Contingencies

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

In the past, the Company has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Company provides a limited guaranty of the funds borrowed. At September 30, 1998, there were approximately $3,427,000 in borrowings outstanding under these programs. The Company has guaranteed $1,142,000 of these borrowings. No additional borrowings are available under these programs.

On February 26, 1998, the Company entered into a separate two year limited guaranty of $1,200,000 in borrowings of a franchisee which were used to construct a new franchise restaurant. As of September 30, 1998, the outstanding balance on the loan was $1,200,000.

The Company's largest franchisee operates 35 restaurants, the majority of which are leased from unaffiliated lessors, pursuant to a temporary license agreement which expires November 30, 1998. In May 1998, the franchisee filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York. The Company and the franchisee have entered into a Stipulation and Order Authorizing Standstill and Extension Agreement which has been approved by the Bankruptcy Court authorizing the continuing temporary operation of the franchisee's restaurants.

The franchisee has advised the Company that it has entered into an agreement in principle with an operator of truck stops and travel plazas for the acquisition of a majority of the franchisee's assets related to its Perkins Family Restaurants. If approved by the Bankruptcy Court, the acquiror will become a franchisee of the Company and provide funds for remodeling existing restaurants. The Company has been informed that the acquiror intends to operate 29 to 33 restaurants. The balance of the franchisee's restaurants will be closed. During the past three years, the franchisee's average net royalty payments to the Company were approximately $1.8 million and at September 30, 1998, the franchisee was delinquent in its royalty obligations in the amount of approximately $530,000 of which $300,000 had been reserved.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three and nine months ended September 30, consisted of the following (in thousands):



                                           Three Months Ended          Nine Months Ended
                                              September 30,               September 30,
                                         ----------------------      ----------------------
                                           1998          1997          1998          1997
                                         --------      --------      --------      --------
(Increase) Decrease in:

   Receivables                           $   (58)      $(1,193)      $  (736)      $(2,158)
   Inventories                              (352)           85          (767)           84

   Prepaid expenses and
     other current assets                    108           192          (481)         (473)

   Other assets                             (126)         (297)         (206)       (1,380)



Increase (Decrease) in:

   Accounts payable                          788         4,941         1,677         3,668

   Accrued expenses                        2,868           (94)        1,932           697

   Other liabilities                        (617)          345        (1,049)          539
                                         -------       -------       -------       -------
                                         $ 2,611       $ 3,979       $   370       $   977
                                         =======       =======       =======       =======



The Company paid interest of $361,000 and $1,115,000 during the quarters ended September 30, 1998 and 1997, respectively, and $7,249,000 and $3,646,000 for the nine month periods then ended.


Asset Writedown (SFAS No. 121)


As required by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluates the recoverability of assets (including intangibles) based upon their related undiscounted estimated future cash flows when events and circumstances indicate that assets might be impaired. During the first quarter of 1998, as a result of this review, the Company identified five restaurant properties which were not expected to generate undiscounted future cash flows sufficient to cover the carrying value of the underlying assets related to these properties. As required under SFAS No. 121, the carrying amounts of the assets associated with these restaurant properties were written down to their estimated fair market values. The resulting non-cash charge reduced first quarter 1998 income by $500,000.

Income Taxes

The Company is a nontaxable partnership for state and Federal income tax purposes. Under the Company's form of taxation, any distributions paid by the Company are not taxable to its partners. Instead, the Company's taxable income, which may vary substantially from income reported for financial purposes, is included in the state and Federal income tax returns of its partners. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements.

The Company will pay distributions to its partners from available cash flow in amounts sufficient to satisfy any tax liabilities of the partners arising out of the allocation of taxable income or gain from the Company.


New Accounting Pronouncements

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 15, 1997 with restatement of all prior periods shown if not impracticable to do so. SFAS No. 131 requires the disclosure of certain information about the operating segments of the Company in the financial statements. The Company will implement SFAS No. 131 during 1998; however, reporting of segment information in interim financial statements is not required in th initial year of application.

In April 1998, The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which the Company is required to adopt in 1999, with earlier application permitted. SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Upon adoption of SOP 98-5, the Company will be required to record a cumulative effect of a change in accounting principle to write off any unamortized preopening costs that exist on the balance sheet at that date. As of September 30, 1998, the Company had unamortized preopening costs of approximately $403,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998


RESULTS OF OPERATIONS

Overview:

The Company is a leading operator and franchisor of full-service mid-scale restaurants located primarily in the Midwest, Pennsylvania, upstate New York, and central Florida. As of September 30, 1998, the Company owned and operated 139 full-service restaurants and franchised 355 full-service restaurants. The Company also manufactures and distributes bakery products which are sold to Company-operated restaurants, franchisees, third-party bakers and food distributors. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Company's revenues are derived primarily from the operation of full-service restaurants, the sale of bakery products produced by its manufacturing division, Foxtail Foods ("Foxtail"), and franchise fees. Foxtail offers cookie dough, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors in order to ensure consistency and availability of Perkins' proprietary products to each unit in the system. Additionally, Foxtail manufactures certain proprietary and non-proprietary products for sale to non-Perkins operations. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. In the nine months ended September 30, 1998, revenues from Company-operated restaurants, Foxtail and franchise fees accounted for 84.1%, 8.6% and 7.3% of total revenues, respectively.

The Company's revenues have increased steadily over the last five years. System-wide sales (including franchised restaurants) have increased 21.0% from $587,755,000 in 1993 to $710,962,000 in 1997. Revenues from Company-operated restaurants have increased 22.9% from $183,416,000 to $225,486,000 and franchise revenues have increased 24.4% from $15,544,000 to $19,333,000, over the same period. Average revenue per Company-operated restaurant has increased 13.8%, from $1,478,000 to $1,682,000 over the same period. Income before extraordinary items has increased 22.2% from $12,602,000 in 1993 to $15,400,000 in 1997. Earnings before interest, taxes, depreciation, amortization, provision for disposition of assets and extraordinary items for the same periods were $31,695,000 and $36,291,000, representing a 14.5% increase. Company-operated restaurants have achieved comparable restaurant sales increases in each of the last twenty-eight quarters.

A summary of the Company's results for the third quarter and nine months ended September 30, are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues. Certain prior year amounts have been reclassified to conform to current year presentation.

                                                         Three Months Ended        Nine Months Ended
                                                            September 30,             September 30,
                                                        -------------------       -------------------
                                                         1998         1997         1998         1997
                                                        ------       ------       ------       ------
Revenues:

   Food sales                                            92.6%        92.7%        92.7%        92.7%
   Franchise revenues                                     7.4          7.3          7.3          7.3
                                                        -----        -----        -----        -----
Total Revenues                                          100.0        100.0        100.0        100.0
                                                        -----        -----        -----        -----

Costs and Expenses:

 Cost of sales:

      Food cost                                          25.8         26.8         26.2         26.6

      Labor and benefits                                 32.5         31.0         32.2         31.4

      Operating expenses                                 18.2         18.2         18.3         18.6

 General and administrative                               9.6          9.4          9.8          9.8

 Depreciation and amortization                            6.5          5.6          6.8          6.0

 Interest, net                                            4.6          1.6          5.0          1.8

 Loss on/Provision for disposition of assets              0.0          0.0          0.1          0.0
 Asset writedown (SFAS No. 121)                           0.0          0.0          0.2          0.0
 Tax related reorganization costs                         0.0          0.0          0.0          0.3
 Other, net                                              (0.4)        (0.3)        (0.4)        (0.3)
                                                        -----        -----        -----        -----
Total Costs and Expenses                                 96.8         92.3         98.2         94.2
                                                        -----        -----        -----        -----

Net Income                                                3.2%         7.7%         1.8%         5.8%
                                                        =====        =====        =====        =====

Net income for the third quarter of 1998 was $2,552,000 versus net income of $5,581,000 for the same period in 1997. For the nine months ended September 30, 1998, net income was $4,012,000 compared to $11,770,000 in the prior year. Lower income is primarily the result of the effects in 1998 of additional interest expense, depreciation and amortization related to the Going Private Transaction.

Revenues:

Total revenues for the third quarter and first nine months of 1998 increased approximately 9.8% and 10.2% over the same periods last year due primarily to higher comparable restaurant sales, increased Foxtail sales, and an increase in the number of restaurants in the Perkins system. Same store comparable sales for Company-operated restaurants increased approximately 7.2% and 8.4% over the third quarter and first nine months of 1997, respectively, due primarily to an increase in comparable guest visits, selective menu price increases and guest trends toward higher-priced entrees. The shift in customer preference to higher-priced entrees can be attributed to the Company's development and promotion of higher-priced menu items. Three Company-operated restaurants opening in 1997 after the second quarter and the opening of three new Company-operated restaurants in the current year contributed to the increase in restaurant food sales during the quarter and nine months ended September 30, 1998. These increases were partially offset by the refranchising of one Company-operated restaurant during 1997. Management believes remodeling of Company-operated restaurants, enhanced promotional events and implementation of new products resulted in the increased customer counts.

Revenues from Foxtail increased approximately 9.1% and 13.1% over the three and nine months ended September 30, 1997, and constituted approximately 8.6% of the Company's revenues year-to-date. The increase in sales is primarily due to growth in the number of stores in the Perkins system and increased external sales.

Franchise revenues, which consist primarily of franchise royalties and sales fees, increased 12.1% over the third quarter of 1997 and 10.6% over the first nine months of 1997. This increase is due primarily to the opening of 31 new franchised restaurants and the sale of one Company-operated restaurant to a franchisee since September 30, 1997. This increase is partially offset by the closing of nine underperforming franchised restaurants during the same period.

Costs and Expenses:

Food cost:
In terms of total revenues, food cost for the three months and nine months ended September 30, 1998 decreased 1.0 percentage points and 0.4 percentage points, respectively, over the same periods in 1997. Food costs decreased during the current year primarily due to menu price increases effective in January, May and August 1998. Lower commodity costs on pork, coffee and red meat contributed to the decrease in food cost percentage as well. In addition, Foxtail had lower commodity food costs and experienced a sales trend toward higher gross margin products.

Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, increased 1.5 and 0.8 percentage points for the third quarter and nine months ended September 30, 1998, respectively. Labor costs have increased over the prior year due to higher minimum wage rates, a highly competitive labor market and slightly lower productivity. Employee insurance costs rose over the prior year due to a change in the provider network effective October 1, 1997. Many health care providers within the network began to withdraw during the year depriving the Company of anticipated discounts. Effective October 1, 1998, the Company changed provider networks.

The wage rates of the Company's hourly employees are impacted by Federal and state minimum wage laws. Legislation enacted during 1996 which raised the Federal minimum wage rate in 1996 and 1997 has had an impact on the Company's labor costs. These increases have resulted in the Federal minimum wage rate increasing from $4.25 per hour in 1996 to $5.15 per hour today. Certain states do not allow tip credits for servers which results in higher payroll costs as well as greater exposure to increases in minimum wage rates. In the past, the Company has been able to offset increases in labor costs through selective menu price increases and improvements in labor productivity. The Company anticipates that it can offset the majority of the recent increases through selective menu price increases. However, there is no assurance that future increases can be mitigated through raising menu prices.

Operating expenses:

Operating expenses, expressed as a percentage of total revenues, equal the third quarter of 1997 and decreased 0.3 percentage points from the nine months ended September 30, 1997. For the quarter, a decrease in franchise service fees was offset by higher new franchise store opening costs. The year-to-date decrease is primarily due to lower utilities expense and lower franchise service fees partially offset by increased franchise opening costs. Franchise service fees decreased due to the termination of two service fee agreements during 1997. Franchise opening costs increased due to the opening of 5 additional restaurants during the quarter and 15 additional restaurants year-to-date compared to the same periods in 1997.

General and administrative:

General and administrative expenses increased 11.1% and 9.5% over the three and nine months ended September 30, 1997. This increase is primarily due to higher incentive compensation costs, restaurant development costs, field administration costs, human resources costs and administrative costs at Foxtail. In addition, payroll expense for corporate administrative staff has increased over the prior year. These were planned increases deemed necessary as the Company continues to increase the number of franchise and Company-operated restaurants.

Depreciation and amortization:

Depreciation and amortization for the three and nine months ended September 30, 1998, increased approximately 29.2% and 25.6% over the same periods last year due primarily to the write-up of fixed assets and intangibles resulting from "push-down" accounting adjustments recorded in December 1997 in connection with the Going Private Transaction. Additionally, the Company's continuing refurbishment program to upgrade and maintain existing restaurants and the addition of new Company-operated restaurants contributed to this increase.

Interest, net:

Interest expense for the three and nine months ended September 30, 1998, increased 227.4% and 206.1%, respectively, over the same periods last year due to debt incurred in December 1997 which was used to consummate the Going Private Transaction. Interest expense associated with capital lease obligations has decreased.

Other:

Results of operations for the nine months ended September 30, 1998, reflect a $500,000 non-cash charge against earnings related to the writedown of certain assets impaired under SFAS No. 121 recorded during the first quarter. In addition, the Company recorded a net loss of $295,000 related to the disposition of assets; this amount includes a loss of approximately $740,000 on the disposal of two properties during the first quarter and the recognition of a previously deferred gain of approximately $445,000 under SFAS No. 66, "Accounting for Sales of Real Estate," related to the sale of property in 1994.

YEAR 2000

The Year 2000 presents a critical business issue due to the possibility that many computerized systems will not be able to process information including dates beginning in the Year 2000. In recent years, the Company has upgraded computer hardware and software in the normal course of business to Year 2000 compliant technology. The Company has established a plan to assess its readiness for the Year 2000. A review of computer systems and software, including non-information technology systems, has been substantially completed. No material costs associated with achieving Year 2000 compliance internally are anticipated based on this review.

The nature of the Company's business is such that the ability of outside vendors to supply the Company's restaurants with food and related products and preparedness of the Company's franchisees to appropriately assess and address Year 2000 business risks represent the primary risks to the Company from third parties. In response to these risks, questionnaires have been sent to all of the Company's primary vendors to obtain reasonable assurances that adequate plans are being developed to address the Year 2000 issue. The returned questionnaires are being assessed by the Company, and are being categorized based upon readiness for the Year 2000 issues and prioritized in order of significance to the business of the Company. In the case of outside vendors which provide inadequate assurance of their readiness to handle Year 2000 issues, appropriate contingency plans will be developed. The Company's franchisees have been provided with information regarding the potential business risks associated with the Year 2000 issue. The Year 2000 readiness of significant franchisees will be assessed and action plans will be created to address the identified risks.

Based on information currently available, management believes the most reasonably likely worst case scenario related to Year 2000 compliance would not have a material impact on its financial position or results of operations. However, unanticipated failures by critical vendors or franchisees, as well as unidentified internal failures, could result in a material adverse effect on the Company's operations. As a result, management cannot reasonably predict what impact, if any, Year 2000 issues will have on the Company.

CAPITAL RESOURCES AND LIQUIDITY

Principal uses of cash during the third quarter and first nine months ended September 30, 1998, were capital expenditures, the purchase of public Units, payment of Going Private Transaction expenses and tax distributions to partners. Capital expenditures consisted primarily of costs related to land, building and equipment for new Company-operated restaurants and remodels of existing restaurants. Remodels and unit upgrades, new restaurant development and equipment upgrades at Foxtail constituted approximately 83% of the capital expenditures during the first nine months of 1998. The Company's primary sources of funding were cash provided by operations, proceeds from the Notes issued in December 1997 (see below) and revolving credit borrowings.

The following table summarizes capital expenditures for each of the years in the three-year period ended December 31, 1997 and the nine months ended September 30, 1998 and 1997.

                                                                          NINE MONTHS ENDED
                                     YEARS ENDED DECEMBER 31,                SEPTEMBER 30,
                                ---------------------------------      ------------------------
                                  1997         1996         1995          1998           1997
                                -------      -------      -------      ---------      ---------
Maintenance                     $ 3,453      $ 2,987      $ 3,435      $   2,590      $   2,673
Renovation                        2,790        4,064        8,431          2,785          2,486
New restaurant development        6,193        1,947       12,626          8,805          3,324
Manufacturing                       714          651          859            980            328
Other                             1,936        2,209        3,580          3,100          1,503
                                -------      -------      -------      ---------      ---------
Total Capital Expenditures      $15,086      $11,858      $28,931      $  18,260      $  10,314
                                =======      =======      =======      =========      =========


The Company's capital budget for 1998 has been increased to $26.3 million from $21.4 million. The primary source of funding for capital projects is expected to be cash provided by operations and borrowings under the Company's revolving credit facility.

During 1998, the Company has opened three new full-service Company-operated restaurants and a Perkins Cafe Bakery, which is an embellishment of the core concept with significant enhancements to menu, decor, service and exterior and interior building design. The Company's capital budget was increased to cover the cost of prototype development for the Perkins Cafe Bakery, purchasing rather than leasing restaurant sites, acquisition of sites for 1999 development and upgrading restaurant smallwares in all Company-operated restaurants.

A revised capital expenditures plan anticipates the opening of seven new Company-operated restaurants in 1998 including the Perkins Cafe Bakery. Funds not used to build new restaurants will be primarily applied to the acquisition of restaurant sites to be developed in 1999, remodels of existing restaurants, restaurant maintenance and upgrades at Foxtail.

On December 22, 1997, the Company issued $130,000,000 of 10.125% Unsecured Senior Notes (the "Notes") due December 15, 2007. The proceeds were used to repay outstanding senior notes and borrowings under the Company's revolving line of credit, purchase Units from the public and pay expenses relative to the Going Private Transaction.

On December 22, 1997, the Company obtained a secured $50,000,000 revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility matures on January 1, 2003, at which time all amounts become payable. All amounts under the Credit Facility bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. As of September 30, 1998, $4,000,000 in borrowings and approximately $1,790,000 of letters of credit were outstanding under the Credit Facility.

Prior to the fourth quarter of 1997, the Company had paid quarterly cash distributions to Unitholders. Following the consummation of the Going Private Transaction, the Company will pay distributions to its partners from available cash flow in amounts sufficient to satisfy tax liabilities and other obligations of the partners subject to the limitations of such distributions as mandated in the Senior Note Indenture and the Credit Facility.

The Company's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness (including the Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Credit Facility, will be adequate to meet the Company's liquidity needs for the foreseeable future. The Company may, however, need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company will generate sufficient cash flow from operations, or that future borrowings will be available under the Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any necessary refinancings on commercially reasonable terms or at all.

SEASONALITY

Company revenues are subject to seasonal fluctuations. Customer traffic, and consequently revenues, are highest in the summer months and lowest during the winter months because of the high proportion of restaurants located in states where inclement weather adversely affects guest visits.

FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: general economic conditions, competitive factors, consumer taste and preferences and adverse weather conditions. The Company does not undertake to publicly update or revise the forward-looking statements even if the experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

PART II - OTHER INFORMATION

                           Item 5. Other Information

On October 19, 1998, Basil P. Livanos was elected to the Board of Directors of Perkins Management Company, Inc., the general partner of Perkins Family Restaurants, L.P., filling a vacancy created by the resignation in May, 1998 of Charles L. Atwood.

                    Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits - Reference is made to the Index of Exhibits attached hereto as page 18 and made a part hereof.

(b) Reports on Form 8-K - A report on Form 8-K was filed on October 2, 1998, documenting the resignation of Richard K. Arras as President and Chief Operating Officer of Perkins Family Restaurants, L.P. on September 22, 1998.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PERKINS FAMILY RESTAURANTS, L.P.
                                         BY: PERKINS MANAGEMENT COMPANY, INC.,
                                             GENERAL PARTNER


DATE:  November 10, 1998                             BY: /s/ Steven R. McClellan
       -----------------                             --------------------------
                                                     Steven R. McClellan
                                                     Executive Vice President,
                                                     Chief Financial Officer

                                                     BY: /s/ Michael P. Donahoe
                                                     --------------------------
                                                     Michael P. Donahoe
                                                     Vice President, Controller
                                                     Chief Accounting Officer


Exhibit Index
-------------


        Exhibit No.              Description
        -----------              -----------


             27                  Financial Data Schedule (for SEC use only)