Form 10-K
period 1998-12-31
PERKINS FAMILY RESTAURANTS LP
filed 1999-03-31
CIK 797460

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______to _______

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


Title of each class                                  Name of each exchange
-------------------                                  on which registered
                                                     -------------------
Depositary Units Representing Limited
Partnership Interests in the Registrant              None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ----

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

GENERAL. Perkins Family Restaurants, L.P., ("Perkins," "Company" or "PFR"), is a Delaware limited partnership. The Company is managed by Perkins Management Company, Inc. ("PMC"). PMC, a wholly-owned subsidiary of Perkins Restaurants, Inc. ("PRI"), is the sole general partner and owns 2.9% of PFR including a 1% general partner interest and a 1.9% limited partner interest. PRI owns the remaining 98.1% of the Limited Partnership Units ("Units") of PFR. PRI is a wholly-owned subsidiary of The Restaurant Company ("TRC"). The Company reimburses PMC for all of its direct and indirect costs (principally general and administrative costs) allocable to the Company. Perkins Finance Corp. ("PFC") is a wholly-owned subsidiary of PFR and was created solely to act as the co-issuer of PFR's 10.125% Senior Notes. PFC has no substantial operations of any kind and does not have any revenues.

The principal shareholders of TRC are Donald N. Smith, PMC's Chairman and Chief Executive Officer, and The Equitable Life Assurance Society of the United States ("Equitable"). Mr. Smith is also the Chairman and Chief Executive Officer of Friendly Ice Cream Corporation ("FICC"), which operates and franchises approximately 700 full-service restaurants, located primarily in the northeastern United States. Mr. Smith owns 9.5% of the common stock of FICC. Unless the context otherwise requires, all references to Perkins with respect to the ownership and operation of its business also include references to PMC.

THE GOING PRIVATE TRANSACTION. Prior to December 22, 1997, the Company was a limited partnership 48.6% indirectly owned (including its general partner's interest) by TRC. The remainder of the limited partnership units ("Units") were traded on the New York Stock Exchange under the symbol "PFR". The Company's business was conducted through Perkins Restaurants Operating Company, L.P. ("PROC"), a Delaware limited partnership. PFR was the sole limited partner and owned 99% of PROC, and PMC was the sole general partner and owned the remaining 1% of PROC. Upon a majority vote of the holders of the publicly traded Units,
5.44 million Units held by persons other than TRC and its subsidiaries were converted into the right to receive $14.00 in cash per Unit (the "Going Private Transaction"). Additionally, PROC was merged into PFR, and PMC's 1% general partnership interest in PROC was converted into a limited partnership interest in PFR. Upon consummation of the Going Private Transaction on December 22, 1997, PFR became an indirect wholly-owned subsidiary of TRC.

OPERATIONS. Perkins operates and franchises family-style restaurants which serve a wide variety of high quality, moderately-priced breakfast, lunch and dinner entrees. Perkins Family Restaurants provide table service, and many are open 24 hours a day (except Christmas day and certain late night hours in selected markets), seven days a week. As of December 31, 1998, entrees served in Company-operated restaurants ranged in price from $3.99 to $9.49 for breakfast, $4.65 to $9.49 for lunch and $6.19 to $9.49 for dinner. On December 31, 1998, there were 496 full service restaurants in the Perkins' system, of which 140 were Company-operated restaurants and 356 were franchised restaurants. Both the Company-operated restaurants and franchised restaurants operate under the names "Perkins Family Restaurant," "Perkins Family Restaurant and Bakery," or "Perkins Restaurant" and the mark "Perkins." The full-service Company-operated restaurants and franchised restaurants were located in 35 states with the largest number in Minnesota, Ohio, Pennsylvania, Florida and New York (See Significant Franchisees). Perkins has sixteen franchised restaurants in Canada.

Perkins offers its guests a "core menu" consisting of certain required menu offerings that each Company-operated and franchised restaurant must offer. Additional items are offered to meet regional and local tastes. All menu items at franchised restaurants must be approved by Perkins. Menu offerings continually evolve to meet changing consumer tastes. Perkins buys television, radio, outdoor and print advertisements to encourage trial, to promote product lines and to increase guest traffic. Perkins has also installed a computerized labor scheduling and administrative system called PRISM in all Company-operated restaurants to improve Perkins' operating efficiency. PRISM is also available to franchisees.

Perkins also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to its Company-operated and franchised restaurants and bakery and food service distributors through Foxtail Foods ("Foxtail"), Perkins' manufacturing division. During 1998, sales of products from this division to Perkins franchisees and outside third parties constituted approximately 9.2% of total revenues of the Company.

Franchised restaurants operate pursuant to license agreements generally having an initial term of 20 years, and pursuant to which a royalty fee (usually 4% of gross sales) and an advertising contribution (typically 3% of gross sales) are paid. Effective January 1, 1998, franchisees pay a non-refundable license fee of $40,000 for the opening of new restaurants. Franchisees opening their third and subsequent restaurants have the option to pay a license fee of only $30,000 if limited assistance in opening the restaurant is provided by Perkins. License agreements are typically terminable by franchisees on 12 to 15 months prior notice and upon payment of specified liquidated damages. Franchisees do not typically have express renewal rights. In 1998, average annual royalties paid by franchisees were approximately $58,700. The following number of license agreements are scheduled to expire in the years indicated: 1999 - ten; 2000 - eight; 2001 - ten; 2002 - ten; 2003 - eight. Franchisees typically apply for and receive new license agreements.

DESIGN DEVELOPMENT. Perkins restaurants are primarily located in free-standing buildings with between approximately 90 to 250 seats. The Company employs an on-going system of prototype development, testing and remodeling to maintain operationally efficient, cost-effective and unique interior and exterior facility design and decor. An accelerated program to upgrade existing Company-operated restaurants began in 1995 and continues today. The current remodel package features modern, distinctive interior and exterior layouts that enhance operating efficiencies and guest appeal. As of December 31, 1998, approximately 91% of Company-operated restaurants were either new or remodeled since January 1, 1994.

To promote a consistent and current image throughout the Perkins system, the Company encourages its franchisees to remodel their restaurants. Thirty-nine franchised restaurants were remodeled in 1997 and an additional 46 restaurants were remodeled in 1998. Franchise restaurants that were either new or remodeled since 1994 represent approximately 63% of the total franchise system.

SYSTEM DEVELOPMENT. Perkins opened six new Company-operated full-service restaurants in 1998 in St. Louis Park, MN, Orange City, FL, Orlando, FL, West Des Moines, IA, Stanley, KS and Appleton, WI. One restaurant was reopened in Bloomington, MN during 1998 after being razed and reconstructed as a new Perkins Cafe Bakery. Thirty-five new franchised Perkins restaurants opened during the year and twelve new franchise owners joined the system.

RESEARCH AND DEVELOPMENT. Each year, Perkins develops and tests a wide variety of products with potential to enhance variety and appeal of its menu. In addition to evaluations conducted in the Company's 3,000 sq. ft. test kitchen in Memphis, new products undergo extensive operations and consumer testing to determine acceptance. While this effort is an integral part of Perkins overall operations, it was not a material expense in 1998. In addition, no material amounts were spent to conduct consumer research in 1998.

SIGNIFICANT FRANCHISEES. As of December 31, 1998, three franchisees, otherwise unaffiliated with Perkins, owned 81 of the 356 full-service franchised restaurants and bakeries. The respective distribution of restaurants operated by such franchisees was: 31 restaurants primarily in upstate New York; 30 restaurants in Pennsylvania, Ohio and New York; and 20 restaurants in Ohio and Kentucky. During 1998, Perkins received net royalties and license fees of approximately $1,783,000, $1,739,000 and $1,103,000 respectively, from these franchisees.

On February 4, 1999, Denny's (a subsidiary of Advantica Restaurant Group) was the successful bidder in the court-supervised auction sale of 30 restaurants of Perk Development Corporation ("Perk"), the Company's upstate New York franchisee. These restaurants ceased operating as Perkins Family Restaurants on February 28, 1999. For the year ended December 31, 1998, the Company recorded a reserve for debt of the franchisee guaranteed by the Company of $250,000, a write-off of $225,000 for unreserved accounts receivable and a non-cash charge of $689,000 related to the write-off of an intangible asset related to future royalty income from the franchisee. The Company received approximately $1,783,000 in royalties from Perk during 1998. Management expects to replace this revenue stream in future years through the recruiting of new franchisees.

FRANCHISE GUARANTEES. In the past, the Company has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Company provides a limited guaranty of funds borrowed. At December 31, 1998, there were approximately $3,370,000 in borrowings outstanding under these programs. The Company has guaranteed $1,118,000 of these borrowings. No additional borrowings are available under these programs.

On February 4, 1999, Denny's (a subsidiary of Advantica Restaurant Group) was the successful bidder in the court-supervised auction sale of 30 restaurants of Perk Development Corporation, a franchisee of the Company. These restaurants ceased operating as Perkins Family Restaurants on February 28, 1999. As a result, the Company recorded a reserve for debt of the franchisee guaranteed by the Company of $250,000 for the year ended December 31, 1998. After consideration of this reserve, $2,998,000 and $858,000 in borrowings and guarantees, respectively, remain under the financing programs above.

In early 1998, the Company entered into a separate two year limited guarantee of $1,200,000 in borrowings of a franchisee which were used to construct a new franchise restaurant.

SERVICE FEE AGREEMENTS. Perkins' predecessors entered into arrangements with several different parties which have reserved territorial rights under which specified payments are to be made by Perkins based on a percentage of gross sales from certain restaurants and for new restaurants opened within certain geographic regions. During 1998, Perkins paid an aggregate of $2,181,000 under such arrangements. Three of such agreements are currently in effect. Of these, one expires upon the death of the beneficiary, one expires in the year 2075 and the remaining agreement remains in effect as long as the Company operates Perkins Family Restaurants in certain states.

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

WORKING CAPITAL. As is typical in the restaurant industry, the Company ordinarily operates with a working capital deficit since the majority of its sales are for cash, while credit is received from its suppliers. Funds generated by cash sales in excess of those needed to service short term obligations are used by the Company to reduce debt and acquire capital assets. At December 31, 1998, this working capital deficit was $18.2 million.

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

EMPLOYEES. As of March 23, 1999, Perkins employed approximately 10,500 persons, of whom approximately 360 were administrative and manufacturing personnel and the balance were restaurant personnel. Approximately 67% of the restaurant personnel are part-time employees. Perkins competes in the job market for qualified restaurant management and operational employees. Perkins maintains ongoing restaurant management training programs and has on its staff full-time restaurant training managers and a training director. Perkins believes that its restaurant management compensation and benefits package compares favorably with those offered by its competitors. None of Perkins' employees are represented by a union.

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









                            INTENTIONALLY LEFT BLANK

ITEM 2.  PROPERTIES.

The following table lists the location of each of the Company-operated and franchised restaurants and bakeries as of December 31, 1998 (excluding alternative formats):

                       Number of Restaurants and Bakeries
                       ----------------------------------

                           Company
                           Operated          Franchised          Total
                           --------          ----------          -----
Alabama                       --                 1                 1
Arizona                       --                10                10
Arkansas                      --                 5                 5
Colorado                      --                16                16
Delaware                      --                 1                 1
Florida                       21                22                43
Georgia                       --                 2                 2
Idaho                         --                 9                 9
Illinois                       8                 1                 9
Indiana                       --                 6                 6
Iowa                          17                 1                18
Kansas                         5                 4                 9
Kentucky                      --                 3                 3
Maryland                      --                 2                 2
Michigan                       5                 1                 6
Minnesota                     40                33                73
Mississippi                   --                 2                 2
Missouri                      10                 1                11
Montana                       --                 8                 8
Nebraska                       5                 2                 7
New Jersey                    --                 9                 9
New York                      --                35                35
North Carolina                --                 5                 5
North Dakota                   3                 5                 8
Ohio                          --                58                58
Oklahoma                       3                --                 3
Pennsylvania                   7                44                51
South Carolina                --                 3                 3
South Dakota                  --                10                10
Tennessee                      1                12                13
Utah                          --                 1                 1
Virginia                      --                 1                 1
Washington                    --                 7                 7
Wisconsin                     15                16                31
Wyoming                       --                 4                 4
Canada                        --                16                16
                             ---               ---               ---

     Total                   140               356               496
                             ===               ===               ===



Most of the restaurants feature a distinctively styled brick or stucco building. Perkins restaurants are predominantly single-purpose, one-story, free-standing buildings averaging approximately 5,000 square feet, with a seating capacity of between 90 and 250 customers.

The following table sets forth certain information regarding Company-operated restaurants and other properties, as of December 31, 1998:


                                                        Number of Properties(1)
                                                        --------------------
Use                                           Owned             Leased           Total
---                                           -----             ------           -----
Offices and Manufacturing Facilities(2)          1                  8                9
Perkins Family Restaurants(3)                   58                 82              140
Alternative Concepts(4)                          -                  3                3

-----------

         (1) In addition, Perkins leases 19 properties, 16 of which are subleased to others and 3 of which are vacant. Perkins also owns 14 properties, 12 of which are leased to others, 1 of which is vacant and 1 held for future development.

         (2) Perkins' principal office is located in Memphis, Tennessee, and currently comprises approximately 53,500 square feet under a lease expiring on May 31, 2003, subject to renewal by Perkins for a maximum of 60 months. In addition, Perkins owns a 25,149 square-foot manufacturing facility in Cincinnati, OH, and leases two other properties in Cincinnati, OH, consisting of 36,000 square feet and 60,000 square feet, respectively, for use as manufacturing facilities.

         (3) The average term of the remaining leases is 8 years, excluding renewal options. The longest lease term will mature in 42 years and the shortest lease term will mature in approximately 2 years, assuming the exercise of all renewal options.

         (4) Perkins leases 3 properties, 2 of which are operating as Cafe and Bakeries and 1 is closed and held for disposal. The average term of the leases is 7 years, excluding renewal options. The longest lease term will mature in 15 years and the shortest lease term will mature in approximately 7 years, assuming the exercise of all renewal options. The Company is currently negotiating termination of these leases.

ITEM 3.  LEGAL PROCEEDINGS.

Perkins is a party to various legal proceedings in the ordinary course of business. Management does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on Perkins' financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF UNITHOLDERS.

Since all publicly traded Units were repurchased in conjunction with the Going Private Transaction on December 22, 1997, this item is not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS.

         (a)  Market information.

Subsequent to the Going Private Transaction, no established public market exists for the Company's equity securities.

         (b)  Unitholders.

As of March 23, 1999, there were 2 Unitholders of record.

         (c)  Cash Distributions.

Cash distributions totaling $3,468,000 were paid to Perkins' general partner and limited partners in 1998. These distributions were made to satisfy estimated income taxes of its partners arising out of the allocation of taxable income from the Company. The terms of the Company's secured line of credit facility and Senior Note Indenture otherwise limit its ability to pay distributions to its partners.

Cash distributions of $0.975 per Unit were declared to Perkins' limited partners during 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

                        PERKINS FAMILY RESTAURANTS, L.P.
                      SELECTED FINANCIAL AND OPERATING DATA
         (In Thousands, Except Per Unit Data and Number of Restaurants)


                                      1998           1997          1996          1995          1994
-----------------------------------------------------------------------------------------------------
Income Data:
  Revenues                           $298,806      $269,526      $252,793      $245,751      $221,902
  Net Income (a)                     $  2,984      $  8,200      $ 13,522      $  9,796      $ 12,008
  Cash Distributions Declared
    Per Unit                         $    N/A      $  0.975      $   1.30      $   1.30      $   1.30

Balance Sheet Data:
  Total Assets                       $202,550      $214,324      $155,656      $161,829      $150,407
  Long-Term Debt (b)                 $134,000      $130,000      $ 48,244      $ 57,850      $ 39,875
  Capital Leases (b)                 $  5,767      $  6,999      $  8,573      $  8,810      $ 10,862


Statistical Data:

  Restaurants and Bakeries
  in Operation at End of Year:
      Company-Operated (c)                140           136           134           139           132
      Franchised (c)                      356           337           331           319           300

-----------------------------------------------------------------------------------------------------
           Total                          496           473           465           458           432
  Average Annual Sales Per
    Company-Operated Restaurant      $  1,816      $  1,682      $  1,576      $  1,535      $  1,535
  Average Annual Royalties Per
    Franchised Restaurant            $   58.7      $   56.9      $   55.2      $   55.0      $   53.3


(a)      Excluding unusual items, net income for 1998, 1997, 1995 and 1994 would have been $7,254,
         $16,050, $12,092 and $13,868, respectively.

(b)      Net of current maturities.

(c)      Excluding alternative concepts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Forward-Looking Statements:
This discussion contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to the following: general economic conditions, competitive factors, consumer taste and preferences and adverse weather conditions. The Company does not undertake to publicly update or revise the forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

Overview:
A summary of the Company's results for the three years ended December 31 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues.


                                                    1998        1997         1996
                                                    -----       -----        -----
Revenues:
  Food sales                                        92.7%        92.8%        92.6%
  Franchise revenues                                 7.3          7.2          7.4
                                                   -----        -----        -----
Total revenues                                     100.0        100.0        100.0%
                                                   -----        -----        -----

Costs and expenses:
  Cost of sales:
    Food cost                                       26.3         26.9         27.1
    Labor and benefits                              32.1         31.2         31.2
    Operating expenses                              18.4         18.8         19.1
  General and administrative                         9.7          9.8          9.4
  Depreciation and amortization                      6.7          5.9          6.2
  Interest, net                                      4.8          1.8          2.0
  Loss on/Provision for disposition of assets        0.2           --           --
  Asset write-down (SFAS No. 121)                    1.1           --           --
  Going Private Transaction                           --          2.7           --
  Loss due to bankruptcy of franchisee               0.2           --           --
  Other, net                                        (0.5)        (0.1)        (0.3)
                                                   -----        -----        -----
Total costs and expenses                            99.0         97.0         94.7
                                                   -----        -----        -----
Net income                                           1.0%         3.0%         5.3%
                                                   =====        =====        =====

Net income for 1998 was $2,984,000 versus $8,200,000 in 1997 and $13,522,000 in
1996. Net income for 1998 included $422,000 in loss on/provision for disposition of assets, $3,373,000 in asset impairment charges under SFAS No. 121 and $475,000 in write-offs related to the bankruptcy of a significant franchisee. Net income for 1997 included $7,200,000 in expenses incurred in connection with the Going Private Transaction and $650,000 in non-recurring tax reorganization costs. Without these charges, 1998 and 1997 income would have been $7,254,000 and $16,050,000, respectively.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenues:

Total revenues increased 10.9% over 1997 due primarily to increased restaurant food sales, sales at Foxtail, and increased franchise royalties.

The increase in restaurant food sales can be primarily attributed to an increase in comparable sales of 7.8% and the net addition of four new restaurants in 1998. The increase in comparable restaurant sales was due primarily to selective price increases resulting in an increase in average guest check of 5.2% and an increase in comparable guest visits of 2.8%.

Revenues from Foxtail increased approximately 15.6% over 1997 and constituted approximately 9.2% of the Company's total 1998 revenues. Foxtail offers cookie doughs, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors in order to ensure consistency and availability of Perkins' proprietary products to each unit in the system. Additionally, it produces a variety of non-proprietary products for sale in various retail markets. Sales to Company-operated restaurants are eliminated in the accompanying income statements. The increase noted above can be attributed to growth in the number of stores in the Perkins system and increased external sales. The increase in outside sales is due to the Company pursuing sales outside the Perkins system in order to maintain plant utilization during slower production periods.

Franchise revenues, which consist primarily of franchise royalties and initial license fees, increased 13.1% over the prior year due primarily to the net addition of nineteen new franchised restaurants. The increase was also impacted by an increase in sales for franchised restaurants open for more than one year of approximately 1.7%.

Costs and Expenses:

Food Cost:
In terms of total revenues, food cost decreased 0.6 percentage points over 1997. Restaurant division food cost expressed as a percentage of restaurant division sales, decreased 0.7 percentage points. These decreases during the current year were primarily due to menu price increases effective in January, May and August 1998. Lower commodity costs on pork, coffee and red meat contributed to the decrease in food cost percentage as well.

The cost of Foxtail sales, in terms of total Foxtail revenues, decreased approximately 1.7 percentage points from 1997, due primarily to certain commodity cost decreases and pricing increases. As a manufacturing operation, Foxtail typically has higher food costs as a percent of revenues than the Company's restaurants.

Labor and benefits:
Labor and benefits expense, as a percentage of total revenues, increased 0.9 percentage points from 1997. Labor costs have increased over the prior year due to higher minimum wage rates, a highly competitive labor market and slightly lower productivity. Employee insurance costs rose over the prior year due to a change in the provider network effective October 1, 1997. Many health care providers within the network began to withdraw during the year depriving the Company of anticipated discounts. Effective October 1, 1998, the Company changed provider networks in an effort to control these costs.

The wage rates of the Company's hourly employees are impacted by Federal and state minimum wage laws. Legislation enacted during 1996 which raised the Federal minimum wage rate in 1996 and 1997 has had an impact on the Company's labor costs. These increases have resulted in the Federal minimum wage rate increasing from $4.25 per hour in 1996 to $5.15 per hour today. Certain states do not allow tip credits for servers which results in higher payroll costs as well as greater exposure to increases in minimum wage rates. In the past, the Company has been able to offset increases in labor costs through selective menu price increases and improvements in labor productivity. The Company believes that it has been able to offset the majority of the recent increases through selective menu price increases. However, there is no assurance that future increases can be mitigated through raising menu prices.

As a percentage of revenues, Foxtail labor and benefit charges are significantly lower than the Company's restaurants. As Foxtail becomes a more significant component of the Company's total operations, labor and benefits expense, expressed as a percent of total revenue, should decrease.

Operating expenses:
Operating expenses, expressed as a percentage of total revenues, decreased 0.4 percentage points from 1997 to 1998. The decrease is primarily due to the impact of menu price increases and lower franchise service fees partially offset by increased franchise opening costs and higher external distribution and storage costs at Foxtail. Franchise service fees decreased due to the termination of two service fee agreements during 1997. Franchise opening costs increased due to the opening of 19 additional restaurants during the year compared to 1997. Foxtail external distribution and storage costs increased due to the use of outside warehousing allowing increased efficiency within the plants and more timely availability of goods for customers.

General and administrative:
General and administrative expenses increased approximately 11.2% over 1997. This increase is primarily due to higher incentive compensation costs, restaurant development costs, field administration costs, human resources costs and administrative costs at Foxtail. In addition, payroll expense for corporate administrative staff has increased over the prior year. These were planned increases deemed necessary as the Company continues to increase the number of franchise and Company-operated restaurants.

Depreciation and amortization:
Depreciation and amortization increased approximately 25.8% over 1997 due to the write-up of fixed assets and intangibles resulting from "push-down" accounting adjustments recorded in December 1997 in connection with the Going Private Transaction. Additionally, the Company's continuing refurbishment program to upgrade and maintain existing restaurants and the addition of four new Company-operated restaurants contributed to this increase.

Interest, net:
Net interest expense was approximately 194.4% higher than 1997 primarily as the result of debt incurred in December 1997 which was used to consummate the Going Private Transaction. Interest expense associated with capital lease obligations has decreased.

Loss on/Provision for disposition of assets:
During 1998, the Company recorded a net loss of $422,000 related to the loss on/provision for disposition of assets; this amount includes a loss of approximately $773,000 on the disposal of two properties and the recognition of a previously deferred gain of approximately $445,000 under SFAS No. 66, "Accounting for Sales of Real Estate," related to the sale of property in 1994.

Asset writedown (SFAS No. 121):
Results of operations for the twelve months ended December 31, 1998, reflect a $3,373,000 charge against earnings related to the writedown of certain assets impaired under SFAS No. 121. This charge includes the write-off of an intangible asset of $689,000 which related to future royalty income of a franchisee which became disaffiliated with the Perkins system.

Loss due to bankruptcy of franchisee:
Due to the bankruptcy of a significant franchisee, the Company recorded charges of $250,000 related to debt guaranteed by the Company and $225,000 in unreserved accounts receivable.

Other:
Other income increased approximately $1,230,000 during 1998 due primarily to $650,000 in reorganization costs incurred in 1997 associated with the Company analyzing the alternatives to becoming a tax paying entity beginning January 1998, increased rental income on properties leased/subleased by the Company and elimination of the 1% minority interest in Company operations due to the Going Private Transaction.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Revenues:

Total revenues increased 6.6% over 1996 primarily due to higher comparable restaurant sales, the net addition of five new franchised restaurants and two new Company-operated restaurants and increased sales at Foxtail.

Comparable sales for Company-operated restaurants increased approximately 6.6% due to a 3.7% increase in average guest check and a 2.9% increase in customer counts. As a comparison, 1996 results include an additional day because of leap year. The increase in average guest check was the result of selective menu price increases and guest preferences for higher-priced entrees. The shift in customer preference to higher-priced entrees can be attributed to the Company's development and promotion of higher-priced menu items. Management believes remodeling of Company-operated restaurants, increased promotional events and implementation of new products resulted in the increased customer counts.

In 1997, Foxtail revenues increased 11.7% over 1996 and constituted approximately 8.9% of the Company's total revenues. The increase in Foxtail's revenue can be attributed primarily to price increases effective in August 1996 and January 1997, increased sales outside the Perkins system and an increase in franchised restaurants' sales. The increase in outside sales is due to the Company developing external sales in order to maintain plant utilization during slower production periods.

Franchise revenues increased 3.8% over the prior year. Although comparable franchised restaurant sales only increased 1.5% over the prior year, revenues of franchised restaurants opened during 1995 and 1996 averaged 6.1% higher than the franchise system average. This performance resulted in the overall improvement in franchise revenues. Additionally, 13 new franchised restaurants opened during the year, and one Company-operated restaurant was converted to a franchised restaurant. Revenues from these openings were partially offset by the closing of 8 under-performing franchised restaurants, 2 of which reopened in late 1997, and a decrease in franchise license fees due to fewer openings in 1997.

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

Labor and benefits:
Labor and benefits, as a percentage of total revenues, remained consistent to 1996. Worker's compensation and group insurance claims costs decreased; however, hourly labor costs in the Company's restaurants rose due to mandated increases in minimum wage rates and wage rate pressures from low levels of unemployment.

Operating expenses:
Operating expenses, expressed as a percentage of total revenues, decreased 0.3 percentage points over 1996. Fees payable under service fee arrangements decreased as a percentage of total revenues due to termination of two such agreements, and utilities expense decreased due to milder winter weather than experienced in the previous year. These decreases were partially offset by increased bad debt expense.

General and administrative:
General and administrative expenses increased 10.3% over 1996, primarily due to increased incentive compensation costs as a result of the Company's improved performance and due to increased administrative support related to both the growth at Foxtail and anticipated growth in the number of Company-operated and franchised restaurants expected to open in 1998.

Depreciation and amortization:
Depreciation and amortization increased approximately 1.8% over 1996 due primarily to the continuing refurbishment program to upgrade and maintain existing restaurants as well as the addition of new Company-operated restaurants.

Interest, net:
Interest expense was approximately 4% lower than 1996 due to lower average debt balances and decreased capital lease obligations.

Going Private Transaction:
During 1997, after Unitholder approval, all Units held by persons other than TRC and its subsidiaries were converted into the right to receive $14.00 in cash per Unit. In connection with the Going Private Transaction, the Company expensed $7,200,000 of related costs.

Other:
In 1997, the Company incurred approximately $650,000 in reorganization costs associated with analyzing the alternatives to becoming a tax-paying entity beginning January 1998.


CAPITAL RESOURCES AND LIQUIDITY

Principal uses of cash during the year were payments on long-term debt, cash outlays related to the Going Private Transaction, including repurchase of Units and the Going Private Transaction expenses, capital expenditures and cash distributions to Unitholders. Capital expenditures consisted primarily of land, building and equipment purchases for new Company-operated restaurants, maintenance capital and costs related to remodels of existing restaurants. The Company's primary sources of funding were the issuance of debt and cash provided by operations.

The following table summarizes capital expenditures for each of the years in the three-year period ended December 31, 1998 (in thousands).

                                       YEARS ENDED DECEMBER 31
                                       -----------------------

                                  1998         1997         1996
                                -------      -------      -------
Maintenance                     $ 4,141      $ 3,453      $ 2,987
New sites                        12,845        6,193        1,947
Manufacturing                     1,152          714          651
Remodeling and Reimaging          4,144        2,790        4,064
Other                             2,864        1,936        2,209
                                -------      -------      -------
Total Capital Expenditures      $25,146      $15,086      $11,858
                                =======      =======      =======


The Company's capital budget for 1999 is $28.0 million and includes plans to add eight new Company-operated restaurants. The Company may increase the capital budget if it concludes accelerating its development plans would be in its best interest. The primary source of funding for these projects is expected to be cash provided by operations. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

As is typical in the restaurant industry, the Company ordinarily operates with a working capital deficit since the majority of its sales are for cash, while credit is received from its suppliers. Funds generated by cash sales in excess of those needed to service short term obligations are used by the Company to reduce debt and acquire capital assets. At December 31, 1998, this working capital deficit was $18.2 million.

On December 22, 1997, the Company issued $130,000,000 of 10.125% Unsecured Senior Notes (the "Notes") due December 15, 2007. The proceeds were used to repay outstanding senior notes and borrowings under the Company's revolving line of credit, purchase Units from the public and pay expenses relative to the Company's Going Private Transaction.

On December 22, 1997, the Company obtained a secured $50,000,000 revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility matures on January 1, 2003, at which time all amounts become payable. All amounts under the facility will bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. As of December 31, 1998, $4,000,000 in borrowings and approximately $1,573,000 of letters of credit were outstanding under the facility.

Prior to the consummation of the Going Private Transaction the Company had paid regular quarterly cash distributions. The Company expects to pay distributions to its general partner and limited partners sufficient to satisfy estimated tax liabilities arising out of the allocation of taxable income or gain from the Company. The Senior Note Indenture and the Credit Facility otherwise limit the Company's ability to pay distributions to its partners.

The Company's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness (including the Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Credit Facility, will be adequate to meet the Company's liquidity needs for the foreseeable future. The Company may, however, need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company will generate sufficient cash flow from operations, or that future borrowings will be available under the Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.


LOSS OF A SIGNIFICANT FRANCHISEE

On February 4, 1999, Denny's (a subsidiary of Advantica Restaurant Group) was the successful bidder in the court-supervised auction sale of 30 restaurants of Perk Development Corporation ("Perk"), the Company's upstate New York franchisee. These restaurants ceased operating as Perkins Family Restaurants on February 28, 1999. For the year ended December 31, 1998, the Company recorded a reserve for debt of the franchisee guaranteed by the Company of $250,000, a write-off of $225,000 for unreserved accounts receivable and a non-cash charge of $689,000 related to the write-off of an intangible asset related to future royalty income from the franchisee. The Company received approximately $1,783,000 in royalties from Perk during 1998. Management expects to replace this revenue stream in future years through the recruiting of new franchisees.


SYSTEM DEVELOPMENT

The Company plans to add eight new Company-operated restaurants in 1999. The Company expects to open between 30 and 35 franchised restaurants in 1999. In recent years, the Company has been issuing area development agreements in selected markets where both new and existing franchisees are qualified to open multiple locations within three to five years. These development agreements are expected to complement continued growth among franchisees who prefer to open a limited number of restaurants in existing and smaller markets.


FEDERAL INCOME TAXATION

For state and Federal income tax purposes, the Company is not a taxpaying entity. Accordingly, no current provision for income taxes is reflected in the accompanying financial statements. The tax returns of the Company are subject to examination by state and Federal taxing authorities. If such examinations result in changes to taxable income, the tax liability of the partners would be changed accordingly.

NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which the Company is adopting in 1999. SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Historically, new store preopening costs have been deferred and amortized over twelve months starting when the restaurant opens. Upon adoption of SOP 98-5, the Company will be required to record a cumulative effect of a change in accounting principle to write off any unamortized preopening costs that exist on the balance sheet at that date. As of December 31, 1998, the Company had unamortized preopening costs of approximately $523,000 which will be expensed during the first quarter of 1999.

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be implemented for fiscal years beginning after June 15, 1999. The Company is currently evaluating the effects of adopting this statement, but does not expect the adoption to have a material effect on the Company's financial statements.


IMPACT OF INFLATION

The Company does not believe that its operations are generally affected by inflation to a greater extent than are the operations of others within the restaurant industry. In the past, the Company has generally been able to offset the effects of inflation through selective periodic menu price increases.


IMPACT OF GOVERNMENTAL REGULATION

A majority of the Company's employees are paid hourly rates as determined by Federal and state minimum wage rate laws. Future increases in these rates could materially affect the Company's cost of labor.


SEASONALITY

The Company's revenues are subject to seasonal fluctuations. Customer counts (and consequently revenues) are higher in the summer months and lower during the winter months because of the high proportion of restaurants located in northern states where inclement weather adversely affects guest visits.

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

Unless public suppliers of water, electricity and natural gas are disrupted for a substantial period of time (in which case the Company's business may be materially adversely affected), based on information currently available, management believes the most reasonably likely worst case scenario related to Year 2000 compliance would not have a material impact on its financial position or results of operations. However, unanticipated failures by critical vendors or franchisees, as well as unidentified internal failures, could result in a material adverse effect on the Company's operations. As a result, management cannot reasonably predict what impact, if any, Year 2000 issues will have on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. The Company currently has market risk sensitive instruments related to interest rates. The Company is not subject to significant exposure for changing interest rates on its $130,000,000 Unsecured Senior Notes because the interest rate is fixed at 10.125%. The Company has in place a $50,000,000 line of credit facility which matures on January 1, 2003. All borrowings under the facility bear interest at floating rates based on the agent's base rate or Eurodollar rates. The Company had $4,000,000 outstanding under the line of credit facility at December 31, 1998. While changes in market interest rates would affect the cost of funds borrowed in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

COMMODITY PRICE RISK. Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The Company's supplies and raw materials are available from several sources and the Company is not dependent upon any single source for these items. If any existing suppliers fail, or are unable to deliver in quantities required by the Company, the Company believes that there are sufficient other quality suppliers in the marketplace that its sources of supply can be replaced as necessary. At times the Company enters into purchase contracts of one year or less or purchases bulk quantities for future use of certain items in order to control commodity pricing risks. Certain significant items that could be subject to price fluctuations are beef, pork, coffee, eggs, wheat products and corn products. The Company believes it will be able to pass through increased commodity costs by adjusting menu pricing in most cases. However, the Company believes that any changes in commodity pricing which cannot be offset by changes in menu pricing or other product delivery strategies, would not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        PERKINS FAMILY RESTAURANTS, L.P.
                              STATEMENTS OF INCOME
                             YEARS ENDED DECEMBER 31
                                 (In Thousands)



                                                           1998            1997            1996
                                                         ---------       ---------       ---------
REVENUES:
     Food sales                                          $ 276,935       $ 250,193       $ 234,164
     Franchise revenues                                     21,871          19,333          18,629
                                                         ---------       ---------       ---------
Total Revenues                                             298,806         269,526         252,793
                                                         ---------       ---------       ---------
COSTS AND EXPENSES:
  Cost of sales:
      Food cost                                             78,576          72,559          68,456
      Labor and benefits                                    96,011          84,027          78,970
      Operating expenses                                    54,779          50,645          48,284
  General and administrative                                29,120          26,187          23,741
  Depreciation and amortization                             20,167          16,029          15,748
  Interest, net                                             14,312           4,862           5,066
  Loss on/Provision for disposition of  assets, net            422              --              --
  Asset write-down (SFAS No. 121)                            3,373              --              --
  Going Private Transaction                                     --           7,200              --
  Loss due to bankruptcy of franchisee                         475              --              --
  Other, net                                                (1,413)           (183)           (994)
                                                         ---------       ---------       ---------
Total Costs and Expenses                                   295,822         261,326         239,271
                                                         ---------       ---------       ---------
NET INCOME                                               $   2,984       $   8,200       $  13,522
                                                         =========       =========       =========



               The accompanying notes to financial statements are
                     an integral part of these statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                                   DECEMBER 31
                       (In Thousands, Except Unit Amounts)

                                                                          1998          1997
                                                                        --------      --------
                                  ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                               $  2,257      $ 14,160
Receivables, less allowance for doubtful accounts of $495 and $846         7,150         7,719
Inventories, at the lower of first-in, first-out cost or market            5,375         4,232
Prepaid expenses and other current assets                                  1,989         1,823
                                                                        --------      --------
Total current assets                                                      16,771        27,934
                                                                        --------      --------

PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation and amortization                             131,271       127,392
NOTES RECEIVABLE, less allowance for
   doubtful accounts of $161 and $6                                          748           983
INTANGIBLE AND OTHER ASSETS, net of
   accumulated amortization of $30,415 and $27,591                        53,760        58,015
                                                                        --------      --------
                                                                        $202,550      $214,324
                                                                        ========      ========



              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                                   DECEMBER 31
                       (In Thousands, Except Unit Amounts)



                                                                1998           1997
                                                               --------      --------
                      LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
 Current maturities of long-term debt                          $     --      $     --
 Current maturities of capital lease obligations                  1,229         1,301
 Accounts payable                                                11,469        10,563
 Accrued expenses                                                22,254        35,948
                                                               --------      --------
 Total current liabilities                                       34,952        47,812
                                                               --------      --------

CAPITAL LEASE OBLIGATIONS, less  current maturities               5,767         6,999

LONG-TERM DEBT, less current maturities                         134,000       130,000

OTHER LIABILITIES                                                 3,114         4,312

COMMITMENTS AND CONTINGENCIES
  (Notes 5 and 10)

PARTNERS' CAPITAL:
General partner                                                     247           252
Limited partners (5,463,924 Units issued and outstanding)        24,470        24,949
                                                               --------      --------
Total Partners' Capital                                          24,717        25,201
                                                               --------      --------
                                                               $202,550      $214,324
                                                               ========      ========

              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                        (In Thousands, Except Unit Data)

                                                        Limited
                                                     Partnership      General      Limited
                                                        Units         Partner      Partners        Total
                                                     -----------      -------      --------       --------
Balance at December 31, 1995                          10,481,370       $ 611       $ 60,485       $ 61,096
                                                     -----------       -----       --------       --------
  Net income for 1996                                         --         135         13,387         13,522
  Capital contribution                                        --           7             --              7
  Cash distributions declared ($1.30 per Unit)                --        (138)       (13,633)       (13,771)
  Issuance of restricted Units                            44,250          --            544            544
  Retirement of restricted Units                         (32,690)         --           (451)          (451)
  Changes in deferred compensation
   related to restricted Units                                --          --            610            610
                                                     -----------       -----       --------       --------
Balance at December 31, 1996                          10,492,930         615         60,942         61,557
                                                     -----------       -----       --------       --------
  Net income for 1997                                         --          82          8,118          8,200
  Capital contribution                                        --          28             --             28
  Cash distributions declared ($0.975 per Unit)               --        (103)       (10,220)       (10,323)
  Issuance of restricted Units                            13,750          --            166            166
  Retirement of restricted Units                         (20,413)         --           (279)          (279)
  Changes in deferred compensation
   related to restricted Units                                --          --          2,278          2,278
  Going Private Transaction                           (5,442,067)         --        (36,677)       (36,677)
  Issuance of Units to PRI and PMC                       420,924          --            639            639
  Other                                                   (1,200)       (370)           (18)          (388)
                                                     -----------       -----       --------       --------
 Balance at December 31, 1997                          5,463,924         252         24,949         25,201
                                                     -----------       -----       --------       --------
  Net income for 1998                                         --          30          2,954          2,984
  Tax distributions                                           --         (35)        (3,433)        (3,468)
                                                     -----------       -----       --------       --------
Balance at December 31, 1998                           5,463,924       $ 247       $ 24,470       $ 24,717
                                                     ===========       =====       ========       ========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                            STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31
                                 (In Thousands)


                                                                  1998            1997           1996
                                                                --------       ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $  2,984       $   8,200       $ 13,522
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                 20,167          16,029         15,748
    Going Private Transaction                                         --           7,200             --
    Loss on/Provision for disposition of assets                      197              --             --
    Asset writedown (SFAS No. 121)                                 3,373              --             --
    Other non-cash income and expense items                        1,697           1,941          1,795
    Changes in other operating assets and liabilities                302           1,524          4,180
                                                                --------       ---------       --------
      Total adjustments                                           25,736          26,694         21,723
                                                                --------       ---------       --------
      Net cash provided by operating activities                   28,720          34,894         35,245
                                                                --------       ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for property and equipment                           (25,146)        (15,086)       (11,858)
  Proceeds from sale of property and equipment                     1,095           1,513            573
  Payments on notes receivable                                     1,249           1,154          1,755
  Investment in/Advances to joint venture                           (110)           (850)            --
                                                                --------       ---------       --------
      Net cash used in investing activities                      (22,912)        (13,269)        (9,530)
                                                                --------       ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                    43,800         192,000         16,250
  Payments on long-term debt                                     (39,800)       (114,600)       (25,075)
  Principal payments under capital lease obligations              (1,304)         (1,956)        (2,074)
  Distributions to partners                                       (3,468)        (13,906)       (13,904)
  Deferred financing costs                                          (536)         (5,474)            --
  Repurchase of limited partnership units                        (16,403)        (66,266)            --
                                                                --------       ---------       --------
      Net cash used in financing activities                      (17,711)        (10,202)       (24,803)
                                                                --------       ---------       --------
      Net increase (decrease) in cash and cash equivalents       (11,903)         11,423            912

CASH AND CASH EQUIVALENTS:
  Balance, beginning of year                                      14,160           2,737          1,825
                                                                --------       ---------       --------
  Balance, end of year                                          $  2,257       $  14,160       $  2,737
                                                                ========       =========       ========



             The accompanying notes to financial statements are an
                       integral part of these statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization --

Perkins Family Restaurants, L.P., ("Perkins," "Company" or "PFR"), is a Delaware limited partnership. The Company is managed by Perkins Management Company, Inc. ("PMC"). PMC, a wholly-owned subsidiary of Perkins Restaurants, Inc. ("PRI"), is the sole general partner and owns 2.9% of PFR including a 1% general partner interest and a 1.9% limited partner interest. PRI owns approximately 98.1% of the Limited Partnership Units ("Units") of PFR. PRI is a wholly-owned subsidiary of The Restaurant Company ("TRC"). The Company reimburses PMC for all of its direct and indirect costs (principally general and administrative costs) allocable to the Company. Perkins Finance Corp. ("PFC") is a wholly-owned subsidiary of PFR and was created solely to act as the co-issuer of PFR's 10.125% Senior Notes. PFC has no substantial operations of any kind and does not have any revenues.

The activities of the Company are governed by the terms of the partnership agreement (the "Agreement"). The significant provisions of the Agreement not described elsewhere are that the general partner has sole and complete discretion in determining the consideration, terms and conditions with respect to any future issuance of Units and no preemptive rights to acquire additional Units exist.

The Company operates and franchises family-style restaurants which serve a wide variety of high quality, moderately priced breakfast, lunch, and dinner entrees, snacks and bakery products. Perkins restaurants provide table service, and many are open 24 hours a day (except Christmas day and certain late night hours in selected markets), seven days a week. The full-service restaurants are located in 35 states with the largest number in Minnesota, Ohio, Pennsylvania, Florida and New York (See Note 16). There are sixteen franchised restaurants located in Canada. The Company also offers cookie doughs, muffin batters, pancake mixes, pies and other food products for sale to Company-operated and franchised restaurants and bakery and food service distributors through Foxtail Foods ("Foxtail"), the Company's manufacturing division.

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

Cash Equivalents --
The Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Franchise Revenue --
Franchisees are required to pay an initial fee to the Company when each franchise is granted. These fees are not recognized as income until the restaurants open. The Company also receives franchise royalties ranging from one to six percent of the gross sales of each franchised restaurant. These royalties are recorded as income monthly.

Advertising --
The Company expenses the costs of advertising. Net advertising expense was $11,644,000, $10,784,000 and $10,629,000 for the fiscal years 1998, 1997 and
1996, respectively.

Property and Equipment --
Major renewals and betterments are capitalized; replacements and maintenance and repairs which do not extend the lives of the assets are charged to operations as incurred.

Preopening Costs --
Historically, new store preopening costs have been deferred and amortized over twelve months starting when the restaurant opens. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which the Company is adopting in 1999. SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Upon adoption of SOP 98-5, the Company will be required to record a cumulative effect of a change in accounting principle to write off any unamortized preopening costs that exist on the balance sheet at that date. As of December 31, 1998, the Company had unamortized preopening costs of approximately $523,000 which will be expensed during the first quarter of 1999.

Impairment of Long-Lived Assets --
Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluates the recoverability of assets (including intangibles) when events and circumstances indicate that assets might be impaired. For such assets, the Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Where an indication of impairment exists, the Company generally estimates undiscounted future cash flows at the level of individual restaurants or manufacturing facilities. In the case of certain intangible assets related to the acquisition of area development rights and acquisition of groups of restaurants, undiscounted future cash flows are evaluated based on an appropriate grouping of the related properties' cash flows. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

Income Taxes --
For state and Federal income tax purposes, the Company is not a taxpaying entity. As a result, the taxable income, which may vary substantially from income reported for financial reporting purposes, is includable in the state and Federal tax returns of the partners. Accordingly, no current provision for income taxes is reflected in the accompanying financial statements. The tax returns of the Company are subject to examination by state and Federal taxing authorities. If such examinations result in changes to taxable income, the tax liability of the partners would be changed accordingly.

Cash Distributions --
Cash distributions totaling $3,468,000 were paid to Perkins' general partner and limited partners in 1998 to satisfy estimated income taxes of the partners arising out of the allocation of taxable income from the Company. Cash distributions of $0.975 per Unit were declared to Perkins' limited partners during 1997.

New Accounting Pronouncements --
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be implemented for fiscal years beginning after June 15, 1999. The Company is currently evaluating the effects of adopting this statement, but does not expect the adoption to have a material effect on the Company's financial statements.

(2) THE GOING PRIVATE TRANSACTION:

Prior to December 22, 1997, the Company was a limited partnership 48.6% indirectly owned (including its general partner's interest) by TRC. The remainder of the limited partnership units ("Units") were traded on the New York Stock Exchange under the symbol "PFR". The Company's business was conducted through Perkins Restaurants Operating Company, L.P. ("PROC"), a Delaware limited partnership. PFR was the sole limited partner and owned 99% of PROC, and PMC was the sole general partner and owned the remaining 1% of PROC. Upon a majority vote of the holders of the publicly traded Units, 5.44 million Units held by persons other than TRC and its subsidiaries were converted into the right to receive $14.00 in cash per Unit (the "Going Private Transaction"). Additionally, PROC was merged into PFR, and PMC's 1% general partnership interest in PROC was converted into a limited partnership interest in PFR. Upon consummation of the Going Private Transaction on December 22, 1997, PFR became an indirect wholly-owned subsidiary of TRC.

TRC's treatment of the transaction as an acquisition of a minority interest of a subsidiary resulted in "push down" accounting adjustments in accordance with the purchase method of accounting as a step acquisition. The effect of these adjustments is summarized as follows (in thousands):

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
                                                                      ========

Franchise agreements are amortized using the straight-line method over the remaining life of each specific franchise agreement (generally 1 to 20 years). Goodwill is amortized using the straight-line method over 40 years.

The Going Private Transaction "push down" accounting adjustments resulted in additional depreciation and amortization expense of approximately $3,000,000 in 1998. As the Going Private Transaction occurred on December 22, 1997, there was no material impact on the results of operations for the year ended December 31, 1997. Expenses of $7,200,000 incurred in connection with the Going Private Transaction are reflected in the accompanying Statements of Income for the year ended December 31, 1997.

The following unaudited proforma results of operations for 1997 and 1996 give effect to the Going Private Transaction, excluding the $7,200,000 in Going Private Transaction expenses, as if it had occurred at the beginning of those periods. This proforma information does not necessarily represent what the results would have been had the Going Private Transaction occurred at the beginning of each period presented.


                                      (Unaudited)
                                     (in thousands)
                              -----------------------------
                                1997                1996
                              --------            ---------
Revenues                      $269,526            $252,793
Net income                    $  3,806            $  2,102




(3)  SUPPLEMENTAL CASH FLOW INFORMATION:

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the years ended December 31 consisted of the following (in thousands):

                                                  1998          1997          1996
                                                 -------       -------       -------
(Increase) Decrease in:
                                                 $  (699)      $(2,675)      $ 1,726
  Receivables
  Inventories                                     (1,143)            2            84
  Prepaid expenses and other current assets         (916)         (534)         (739)
  Other assets                                     1,051          (787)          190

Increase (Decrease) in:
  Accounts payable                                   907         1,685         1,353
  Accrued expenses                                 2,300         3,540         1,294
  Other liabilities                               (1,198)          293           272
                                                 -------       -------       -------
                                                 $   302       $ 1,524       $ 4,180
                                                 =======       =======       =======



The Company paid interest of $13,398,000 in 1998, $5,036,000 in 1997 and $5,443,000 in 1996.

During 1996, the Company acquired property, primarily restaurant equipment, through a master capital lease agreement totaling $1,565,000.

(4)  PROPERTY AND EQUIPMENT:
Property and equipment consisted of the following as of December 31 (in thousands):

                                                        1998             1997
                                                      ---------       ---------
Owned:
  Land and land improvements                          $  34,770       $  34,469
  Buildings                                              76,099          73,109
  Leasehold improvements                                 40,195          33,942
  Equipment                                              68,880          62,704
  Construction in progress                                1,465           1,472
                                                      ---------       ---------
                                                        221,409         205,696
Less - accumulated depreciation and amortization        (93,911)        (83,052)
                                                      ---------       ---------
                                                        127,498         122,644
                                                      ---------       ---------
Leased:
  Buildings                                              23,654          23,972
  Equipment                                               1,532           1,532
                                                      ---------       ---------
                                                         25,186          25,504
Less - accumulated amortization                         (21,413)        (20,756)
                                                      ---------       ---------
                                                          3,773           4,748
                                                      ---------       ---------
                                                      $ 131,271       $ 127,392
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

(5)  LEASES:

As of December 31, 1998, there were 140 full-service restaurants operated by the Company, as follows:

                           68  with both land and building leased
                           58  with both land and building owned
                           14  with the land leased and building owned

As of December 31, 1998, there were 28 restaurants either leased or subleased to others by the Company as follows:

                           13 with both land and building leased
                           12 with both land and building owned
                            3 with the land leased and building owned

Most of the restaurant leases have a primary term of 20 years and generally provide for two to four renewals of five years each. Certain leases provide for minimum payments plus a percentage of sales in excess of stipulated amounts.

Future minimum payments related to leases that have initial or remaining lease terms in excess of one year as of December 31, 1998 were as follows (in thousands):


                                                            Lease Obligations
                                                         -----------------------
                                                         Capital       Operating
                                                         -------       ---------
1999                                                     $ 1,904        $ 6,332
2000                                                       1,549          5,767
2001                                                       1,469          5,378
2002                                                       1,206          4,542
2003                                                         970          2,901
Thereafter                                                 2,628         14,115
                                                         -------        -------

  Total minimum lease payments                             9,726        $39,035
                                                                        ========

Less:
  Amounts representing interest                           (2,730)
                                                         -------

  Capital lease obligations                               $6,996
                                                          ======

Capital lease obligations have effective interest rates ranging from 7.1% to 16.1% and are payable in monthly installments through 2011.

Future minimum gross rental receipts as of December 31, 1998, were as follows (in thousands):

                                        Amounts Receivable As
                                      -------------------------
                                       Lessor         Sublessor
                                      ---------       ---------
1999                                  $   1,069       $   1,242
2000                                      1,080             998
2001                                      1,041           1,000
2002                                        925             884
2003                                        925             654
Thereafter                                6,678           2,537
                                      ---------       ---------
Total minimum lease rentals           $  11,718       $   7,315
                                      =========       =========


The net rental expense included in the accompanying financial statements for operating leases was as follows (in thousands):


                               1998          1997            1996
                             -------       -------       -------
Minimum rentals              $ 6,350       $ 5,710       $ 5,341
Contingent rentals             1,570         1,280         1,114
Less - sublease rentals       (1,022)         (992)       (1,041)
                             -------       -------       -------
                             $ 6,898       $ 5,998       $ 5,414
                             =======       =======       =======


(6)  INTANGIBLE AND OTHER ASSETS:

Intangible and other assets, net of accumulated amortization, were as follows as of December 31 (in thousands):

                                                                      1998          1997
                                                                     -------      -------
Excess of cost over fair value of net assets acquired,
  being amortized evenly over 30 to 40 years                         $37,849      $39,256
Present value of estimated future royalty fee income
  being amortized evenly over the remaining lives of
  the franchise agreements                                             8,937       10,909
Deferred financing costs being amortized over
  the remaining life of the debt agreements                            5,036        5,793
Other                                                                  1,938        2,057
                                                                     -------      -------
                                                                     $53,760      $58,015
                                                                     =======      =======


The Company periodically reevaluates the realizability of its excess cost over fair value of net assets acquired by comparing the unamortized balance with projected undiscounted cash flows from operations. The realizability of intangible assets related to future royalty fee income is also assessed periodically based on the performance of the applicable franchised restaurants. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

(7)  ACCRUED EXPENSES:

Accrued expenses consisted of the following as of December 31 (in thousands):


                                                                 1998                1997
                                                                -------             -------
Payroll and related benefits                                    $12,660             $ 9,006
Property, real estate and sales taxes                             2,401               2,427
Insurance                                                           686               1,139
Rent                                                              1,595               1,407
Unredeemed Units and Going Private Transaction costs                252              17,801
Franchise equipment deposits                                         --               1,428
Other                                                             4,660               2,740
                                                                -------             -------
                                                                $22,254             $35,948
                                                                =======             =======

(8)  LONG-TERM DEBT:

Long-term debt consisted of the following at December 31 (in thousands):

                                                                  1998                1997
                                                                --------            --------
Unsecured Senior Notes:
  10.125%, interest payable semi-annually,
  due December 15, 2007                                         $130,000            $130,000

Revolving credit agreement, due January 1, 2003                    4,000                  --
                                                                --------            --------
                                                                 134,000             130,000
Less current maturities                                               --                  --
                                                                --------            --------
                                                                $134,000            $130,000
                                                                ========            ========


On December 22, 1997, the Company issued $130,000,000 of 10.125% Unsecured Senior Notes ("the Notes") due December 15, 2007. The proceeds were used to repay outstanding senior notes and borrowings under the Company's revolving line of credit, purchase Units from the public and pay expenses related to the Going Private Transaction.

On December 22, 1997, the Company obtained a $50,000,000 secured revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility matures on January 1, 2003, at which time all amounts become payable. Any amounts borrowed under the Credit Facility will bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. As of December 31, 1998, $4,000,000 in borrowings and approximately $1,573,000 of letters of credit were outstanding under the Credit Facility.

In connection with the issuance of the Notes and obtaining the Credit Facility, the Company incurred deferred financing costs of approximately $6,028,000 which are being amortized over the terms of the debt agreements.

In order to manage interest costs, the Company entered into an interest rate swap agreement in 1994. The agreement expired June 30, 1998.

Based on the borrowing rates currently available for debt with similar terms and maturities, the approximate fair market value of the Company's long-term debt as of December 31 was as follows (in thousands):


                                               1998            1997
                                             ----------     ----------
10.125% Unsecured Senior Notes               $  138,000     $ 130,000
Interest Rate Swap Agreement                         --            11



The value associated with the interest rate swap represents the estimated contract value as reported to the Company by the commercial bank that was the counterparty to these agreements. Because the Company's revolving line of credit borrowings outstanding at December 31, 1998 bear interest at current market rates, management believes that the related liabilities reflected in the accompanying balance sheets approximated fair market value.

Pursuant to both the Notes and the Credit Facility, the Company must maintain specified financial ratios and is subject to certain restrictions which limit additional indebtedness. At December 31, 1998, the Company was in compliance with all such requirements.

The Notes and the Credit Facility restrict the ability of the Company to pay dividends or distributions to its equity holders. If no default or event of default exists, these restrictions generally allow the Company to make distributions as follows:

     1. sufficient to pay its equity holders' estimated federal, state and local income taxes on the holders' share of the taxable income of the Company (Tax Distributions).

     2. in an aggregate amount after December 22, 1997 equal to 50% of positive net income, after Tax Distributions, from January 1, 1998 through the end of the most recently ended fiscal quarter.

     3.  up to an aggregate of $5 million after December 22, 1997.

As of December 31, 1998, the Company had made tax distributions to its equity holders of $3,468,000.

Interest expense capitalized in connection with the Company's construction activities amounted to approximately $198,000, $78,000 and $136,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(9)  INCOME TAXES:

The Company is a nontaxable partnership for state and Federal income tax purposes. Under the Company's form of taxation, the distributions paid by the Company are not taxable to its partners. Instead, the Company's taxable income, which may vary substantially from income reported for financial purposes, is included in the state and Federal income tax returns of its partners. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements.

Since the Going Private Transaction, the Company pays distributions to its partners from available cash flow in amounts sufficient to satisfy estimated tax liabilities of the partners arising out of the allocation of taxable income or gain from the Company.

(10)  CONTINGENCIES:

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

In the past, the Company has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Company provides a limited guaranty of funds borrowed. At December 31, 1998, there were approximately $3,370,000 in borrowings outstanding under these programs. The Company has guaranteed $1,118,000 of these borrowings. No additional borrowings are available under these programs.

On February 4, 1999, Denny's (a subsidiary of Advantica Restaurant Group) was the successful bidder in the court-supervised auction sale of 30 restaurants of Perk Development Corporation, a franchisee of the Company. These restaurants ceased operating as Perkins Family Restaurants on February 28, 1999. As a result, the Company recorded a reserve for debt of the franchisee guaranteed by the Company of $250,000 for the year ended December 31, 1998. After consideration of this reserve, $2,998,000 and $858,000 in borrowings and guarantees, respectively, remain under the financing programs above.

In early 1998, the Company entered into a separate two year limited guarantee of $1,200,000 in borrowings of a franchisee which were used to construct a new franchise restaurant.

The majority of the Company's franchise revenues are generated from franchisees owning less than 5% of total franchised restaurants and, therefore, the loss of any one of these franchisees would not have a material impact on the results of the Company's operations. As of December 31, 1998, three franchisees owned 81 of the 356 restaurants franchised by the Company. During 1998, the Company received net royalties and license fees of approximately $1,783,000, $1,739,000 and $1,103,000 from these franchisees (See Note 16).

The Company's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness (including the Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Credit Facility, will be adequate to meet the Company's liquidity needs for the foreseeable future. The Company may, however, need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company will generate sufficient cash flow from operations, or that future borrowings will be available under the Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

(11)  LONG TERM INCENTIVE PLANS:

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

In conjunction with the Going Private Transaction, all Units under the Unit Plan, including those Units for which the restrictions had not lapsed, were repurchased by the Company and the Unit Plan was eliminated.

The Perkins Family Restaurants, L.P. Executive Long Term Incentive Plan (the "LTI Plan") was established for the benefit of officers and selected key employees of the Company as of January 1, 1998. Annual awards are based on an executive's position within the Company and are earned by participants based on Minimum, Target, and Maximum performance in earnings before interest, taxes, depreciation and amortization ("EBITDA") criteria determined by the Board of Directors each fiscal year. Long Term Incentive Awards vest separately over 3 year periods at 33.3% per year, except for the initial Long Term Incentive Award which vests 50% in year one, 33% in year two and 17% in year three and are payable in cash. Future vesting of Long Term Incentive Awards is dependent upon the Company meeting specific EBITDA goals from year to year. The LTI Plan is designed to retain and reward officers and selected key employees of the Company and to compete with publicly held companies in the retention of top management.

Effective January 1, 1999, the Company established a Deferred Compensation Plan under which officers and key employees of the Company may defer specified percentages of their salaries, annual incentives and long-term compensation payments. The Company also makes matching contributions of the lesser of 3% of eligible compensation or $4,800. Amounts deferred are excluded from the participant's taxable income and are held in trust with a bank, where the funds are invested at the direction of the participant.

Effective January 1, 1998, the Company established a Performance Unit Grant plan under which a select group of key employees of the Company may receive awards of Performance Units based on financial performance criteria established by the Board of Directors at the time of grant. The Performance Unit Grant Plan is designed to retain and reward selected key employees of the Company by tying Performance Unit valuation to Company growth valuation criteria. Each award is payable in cash and vests separately over 3 year periods at, 33.3% per year. Upon exercise, award values may be transferred to the participant's Deferred Compensation Plan account. Unexercised awards expire on the tenth anniversary of grant.

(12) EMPLOYEE BENEFITS:

The Perkins Retirement Savings Plan (the "Plan") as amended and restated effective January 1, 1992, was established for the benefit of all eligible employees, both hourly and salaried, of PFR and of any Participating Company, as defined. At December 31, 1998, Participating Companies were PMC, TRC and TRC Realty.

All participating employees at December 31, 1991 remained eligible to participate in the Plan as amended and restated January 1, 1992. All other employees of the Company and Participating Companies who have satisfied the participation requirements are eligible for participation in the Plan provided they (i) have attained the age of 21 and (ii) have completed one Year of Service, as defined, during which they have been credited with a minimum of 1,000 Hours of Service.

Participants may elect to defer from 1% to 15% of their annual eligible compensation subject to legal maximums. Participating Companies may make a matching contribution equal to a percentage of the amount deferred by the participant or a specified dollar amount as determined each year by their Boards of Directors. During 1998, 1997 and 1996, the Company and PMC elected to match contributions at a rate of 50% up to the first 6% deferred by each participant. Company matching contributions to the Plan for each of the years 1998, 1997 and 1996 were $720,000, $615,000 and $554,000, respectively.

Participants are always 100% vested in their salary deferral accounts and qualified rollover accounts. Vesting in the employer matching account is based on qualifying Years of Service. A participant vests 60% in the employer matching account after three years, 80% after four years and 100% after five years.

The trust established under the Plan is intended to qualify under the appropriate section of the Internal Revenue Code (the "IRC") as exempt from Federal income taxes. The Plan has received a favorable determination by the Internal Revenue Service with regard to the qualification of the Plan. The favorable determination applies to the original Plan as well as all amendments adopted prior to 1995. The fourth, fifth and sixth amendments to the Plan, adopted during 1995 through 1997, will be submitted for determination at a later date. The Company's management and legal counsel believe that the adoption of the aforementioned amendments to the Plan do not hinder the Plan's ability to operate in compliance with all applicable provisions of the IRC and that a favorable determination will be received.

(13) ASSET WRITE-DOWN (SFAS NO. 121):

During 1998, the Company identified twelve restaurant properties which were not expected to generate undiscounted future cash flows sufficient to cover the carrying value of the underlying assets related to these properties. As required under SFAS No. 121, the carrying amounts of the assets associated with these restaurant properties were written down to their fair market values as estimated based on the Company's experience in disposing of similar under-performing properties and negotiations relating to the disposal of the subject properties. Nine of these properties are held for disposal, of which, seven continue to operate as restaurants. In addition, the Company wrote off intangibles related to future royalty income of a significant franchisee which went bankrupt. These intangibles had been recorded in conjunction with "push down" accounting adjustments related to the Going Private Transaction. The resulting non-cash charge for the above items, reduced 1998 net income by $3,373,000. The components of the charge were as follows (in thousands):


Reduction of the carrying values of operating assets
  to estimated fair market values                                            $2,030
Estimated disposal costs, including commissions                                 654
Write-off of intangible asset relating to future royalty income                 689
                                                                             ------
                                                                             $3,373
                                                                             ======



The Company's results of operations included losses related to the nine properties held for disposal of $838,000, $559,000 and $442,000 for the years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, these properties had a remaining net book value of $985,000.

(14) SEGMENT REPORTING:

The Company has three primary operating segments, restaurants, franchise and manufacturing. The restaurant operating segment includes Company-operated restaurants. The franchise operating segment includes revenues and expenses directly allocable to franchised restaurants. The manufacturing segment only includes Foxtail Foods.

Revenues for the restaurant segment result from the sale of menu products at restaurants operated by the Company. Revenues for the franchise segment consist primarily of initial franchise fees and royalty income earned as a result of operation of franchise restaurants. Revenues for the manufacturing segment are generated by the sale of food products to restaurants operated by the Company and franchisees, as well as customers outside the Perkins system. Foxtail's sales to Company-operated restaurants are eliminated for external reporting purposes.

The following presents revenues and other financial information by business segment (in thousands):

1998:

                          Restaurants    Franchise   Manufacturing        Other        Totals
                          -----------   -----------  -------------      ---------     ---------
Revenues from
  external customers       $248,302      $21,799      $27,626           $  1,079       $298,806
Intersegment revenues            --           --        8,394                 --          8,394
Interest expense, net            --           --           --             14,312         14,312
Depreciation and
  amortization               12,506          190          795              6,676         20,167
Segment profit (loss)        27,085       18,955        5,409            (48,465)         2,984
Segment assets              114,780        9,317       13,459             64,994        202,550
Expenditures for
  segment assets             23,994           --        1,152                 --         25,146



1997:
                          Restaurants    Franchise   Manufacturing        Other        Totals
                          -----------   -----------  -------------      ---------     ---------
Revenues from
  external customers       $225,486      $19,257      $23,888           $    895       $269,526
Intersegment revenues            --           --        8,042                 --          8,042
Interest expense, net            --           --           --              4,862          4,862
Depreciation and
  amortization               11,616          108          691              3,614         16,029
Segment profit (loss)        24,569       16,536        4,611            (37,516)         8,200
Segment assets              110,373       11,041       11,740             81,170        214,324
Expenditures for
  segment assets             14,372           --          714                 --         15,086


1996:

                          Restaurants    Franchise   Manufacturing        Other        Totals
                          -----------   -----------  -------------      ---------     ---------
Revenues from
  external customers       $212,788      $18,591      $21,376           $     38       $252,793
Intersegment revenues            --           --        7,406                 --          7,406
Interest expense, net            --           --           --              5,066          5,066
Depreciation and
  amortization               11,385           77          617              3,669         15,748
Segment profit (loss)        20,603       15,744        4,005            (26,830)        13,522
Segment assets               98,463          696        9,707             46,790        155,656
Expenditures for
  segment assets             11,207           --          651                 --         11,858

The Company evaluates the performance of its segments based primarily on operating profit before corporate general and administrative expenses, interest expense, depreciation and amortization incurred as a result of the Going Private Transaction and amortization of goodwill.

Although depreciation and amortization related to the Going Private Transaction are not allocated to segment profit, the "push down" accounting adjustments related to assets have been included in the totals for each respective operating segment. Assets not allocated to specific operating segments primarily include cash, corporate accounts receivable and goodwill.

A reconciliation of other segment loss is as follows (in thousands):

                                                    1998                 1997                 1996
                                                  --------             --------             --------
General and administrative expenses               $ 25,182             $ 22,947             $ 20,989
Depreciation and amortization expenses               6,676                3,614                3,669
Interest expense                                    14,312                4,862                5,066
Going Private Transaction                               --                7,200                   --
Asset write-down (SFAS No. 121)                      3,373                   --                   --
Other                                               (1,078)              (1,107)              (2,894)
                                                  --------             --------             --------
                                                  $ 48,465             $ 37,516             $ 26,830
                                                  ========             ========             ========

(15) RELATED PARTY TRANSACTIONS:

Donald N. Smith is PMC's Chairman and Chief Executive Officer. Mr. Smith is also the Chairman and Chief Executive Officer of Friendly Ice Cream Corporation ("FICC"), which operates and franchises approximately 700 full-service restaurants, located primarily in the northeastern United States.

FICC purchased certain food products used in the normal course of business from Foxtail. For the years ended December 31, 1998, 1997 and 1996, purchases were $945,000, $975,000 and $1,425,000, respectively.

Perkins has subleased certain land, building and equipment to FICC. During 1998, 1997 and 1996, Perkins received approximately $328,000, $322,000 and $328,000, respectively, related to those subleases.

In 1998, 1997 and 1996, PMC made payments to TRC Realty Co., a subsidiary of TRC, totaling $573,000, $501,000 and $467,000, respectively related to the use of an aircraft leased by TRC Realty Co. PMC's use of this aircraft is solely for Company related purposes, and the Company reimburses PMC for all airplane expenses paid. Pursuant to an agreement expiring April 14, 2004, the Company is obligated to reimburse monthly an amount equal to 50% of the fixed costs of the aircraft (consisting principally of lease payments, pilot salaries, insurance and hangar rental) and its proportionate share of variable expenses (such as fuel and maintenance) based on PMC's actual usage of the aircraft.

(16) SUBSEQUENT EVENT:

On February 4, 1999, Denny's (a subsidiary of Advantica Restaurant Group) was the successful bidder in the court-supervised auction sale of 30 restaurants of Perk Development Corporation ("Perk"), the Company's upstate New York franchisee. These restaurants ceased operating as Perkins Family Restaurants on February 28, 1999. For the year ended December 31, 1998, the Company recorded a reserve for debt of the franchisee guaranteed by the Company of $250,000, a write-off of $225,000 for unreserved accounts receivable and a non-cash charge of $689,000 to write-off an intangible asset related to future royalty income from the franchisee. The Company received approximately $1,783,000 in royalties from Perk during 1998. Management expects to replace this revenue stream in future years through the recruiting of new franchisees.

RESPONSIBILITY FOR FINANCIAL STATEMENTS

The Company's management is responsible for the preparation, accuracy and integrity of the financial statements.

These statements have been prepared in accordance with generally accepted accounting principles consistently applied, in all material respects, and reflect estimates and judgments by management where necessary.

The Company maintains a system of internal accounting control which is adequate to provide reasonable assurance that transactions are executed and recorded in accordance with management's authorization and that assets are safeguarded. The Audit Committee of the Board of Directors reviews the adequacy of the Company's internal accounting controls.

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

Report of Independent Public Accountants



To the Partners of Perkins Family Restaurants, L.P.:

We have audited the accompanying balance sheets of PERKINS FAMILY RESTAURANTS, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perkins Family Restaurants, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


Arthur Andersen LLP

Memphis, Tennessee,
March 25, 1999.

                        PERKINS FAMILY RESTAURANTS, L.P.
                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                      (In Thousands, Except Per Unit Data)


                                                                                  Cash
                                                                Net             Distributions
                                           Gross   (a)         Income            Declared
       1998            Revenues            Profit              (Loss)             per Unit
---------------------------------------------------------------------------------------------
1st Quarter            $ 67,784            $15,112            $  (487)            $        --
2nd Quarter              73,718             17,529              1,947                      --
3rd Quarter              78,630             18,544              2,552                      --
4th Quarter              78,674             18,255             (1,028)                     --
---------------------------------------------------------------------------------------------
                       $298,806            $69,440            $ 2,984             $        --
=============================================================================================



                                                                                  Cash
                                                                Net             Distributions
                                           Gross   (a)         Income            Declared
       1997            Revenues            Profit              (Loss)             per Unit
---------------------------------------------------------------------------------------------
1st Quarter            $ 61,481            $13,875            $ 2,725             $    0.325
2nd Quarter              66,588             15,767              3,464                  0.325
3rd Quarter              71,603             17,205              5,581                  0.325
4th Quarter              69,854             15,448             (3,570)                    --
--------------------------------------------------------------------------------------------
                       $269,526            $62,295            $ 8,200             $    0.975
============================================================================================




(a) Represents total revenues less cost of sales.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in, or disagreements with, accountants during 1998.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following individuals are currently serving as directors and executive officers of Perkins:

Name                                  Age                 Position with PMC
----                                  ---                 -----------------
Donald N. Smith                       58                  Chairman of the Board, Chief Executive
                                                            Officer and President

Lee N. Abrams                         64                  Director

Steven L. Ezzes                       52                  Director

Basil P. Livanos                      45                  Director

D. Michael Meeks                      56                  Director

James F. Barrasso                     48                  Executive Vice President, Foodservice Development

Michael D. Kelly                      52                  Executive Vice President, Marketing

Steven R. McClellan                   43                  Executive Vice President, Chief Financial Officer

Jack W. Willingham                    53                  Executive Vice President, Restaurant Development

William S. Forgione                   45                  Vice President, Human Resources

Clyde J. Harrington                   40                  Vice President, Operations Administration

Patrick W. Ortt                       52                  Vice President, Operations - Eastern Division

Steven J. Pahl                        43                  Vice President, Operations - Western Division

Anthony C. Seta                       51                  Vice President, Research and Development

Robert J. Winters                     47                  Vice President, Franchise Development

Donald F. Wiseman                     52                  Vice President, General Counsel and Secretary

DONALD N. SMITH
Donald N. Smith has been the Chairman of the Board and Chief Executive Officer of PMC, PRI and TRC since 1986. Mr. Smith also has been the Chairman of the Board and Chief Executive Officer of FICC since 1988. Prior to joining TRC, Mr. Smith was President and Chief Executive Officer of Diversifoods, Inc. from 1983 to October 1985. From 1980 to 1983, Mr. Smith was a Senior Vice President of PepsiCo, Inc. and was President of its Food Service Division. Mr. Smith was responsible for the operations of Pizza Hut Inc. and Taco Bell Corp., as well as North American Van Lines, Lee Way Motor Freight, Inc., PepsiCo Foods International and La Petite Boulangerie. Prior to 1980, Mr. Smith was President and Chief Executive Officer of Burger King Corporation and Senior Executive Vice President and Chief Operations Officer for McDonald's Corporation.

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

STEVEN L. EZZES
Steven L. Ezzes was elected a Director of PMC, PRI, TRC and FICC in February 1996. Mr. Ezzes resigned as a director of TRC in October 1998. Since June 1998 Mr. Ezzes has been a Managing Director of S.G. Cowen Securities Corporation, a subsidiary of Societe General Securities Corp. From October 1996 to June 1998, Mr. Ezzes was a Managing Director of Scotia Capital Markets (U.S.A.), Inc. and from January 1995 to October 1996, Mr. Ezzes was a private investor. For more than a year prior, Mr. Ezzes was a Managing Director of Lehman Brothers, Inc. Mr. Ezzes is a director of OZEMail, a company that provides internet telephony in Australia and New Zealand.

BASIL P. LIVANOS
Basil P. Livanos was elected Director of PMC and TRC in October 1998. Mr. Livanos has served as Senior Vice President of Albion Alliance, L.L.C. since August 1996 and as Vice President of Alliance Capital since July 1993. Mr. Livanos has also served as an Investment Officer of The Equitable Life Assurance Society of the United States since August 1980.

D. MICHAEL MEEKS
D. Michael Meeks was elected a Director of PMC and became a member of the Audit Committee for PMC in August 1996. Mr. Meeks has been a private investor for more than the past five years.

JAMES F. BARRASSO
James F. Barrasso was elected Executive Vice President, Foodservice Development of PMC in February 1999. From January 1994 to February 1999, he was Vice President Foodservice Development of PMC.

MICHAEL D. KELLY
Michael D. Kelly has served as Executive Vice President, Marketing of PMC since March 1993.

STEVEN R. MCCLELLAN
Steven R. McClellan has served as Executive Vice President and Chief Financial Officer of PMC since September 1996. Mr. McClellan has also served as Vice President and Chief Financial Officer of TRC and PRI since May 1998. From June 1994 to September 1996, Mr. McClellan was Executive Vice President and General Banking Group Head of First Union National Bank of South Carolina, a subsidiary of First Union Corporation. For more than a year prior, he was a Senior Vice President of NationsBank.

JACK W. WILLINGHAM
Jack W. Willingham was elected Executive Vice President, Restaurant Development of PMC in April 1994. For more than a year prior, Mr. Willingham served as Vice President, Corporate Development of PMC.

WILLIAM S. FORGIONE
William S. Forgione was elected Vice President, Human Resources of PMC effective August 1997. From July 1994 to August 1997, Mr. Forgione was Vice President, Human Resources of College Affiliated Medical Practice Group and for more than a year prior, he was Worldwide Program Manager for Digital Equipment Corporation.

CLYDE J. HARRINGTON
Clyde J. Harrington was elected Vice President, Operations Administration of PMC in September 1996. From August 1995 to September 1996, he was Director, Systems Operations of the Company and from March 1995 to August 1995, he served as Director in Training for the Company. For more than two years prior, Mr. Harrington served as Director, Operations, for the Restaurant Division of PepsiCo., Inc.

PATRICK W. ORTT
Patrick W. Ortt was elected Vice President, Operations - Eastern Division of PMC in September 1996. From March 1993 to September 1996, Mr. Ortt served as Director, Systems Operations of the Company.

STEVEN J. PAHL
Steven J. Pahl was elected Vice President, Operations - Western Division of PMC in September 1996. From November 1988 to September 1996, Mr. Pahl served as Director, System Operations of the Company.

ANTHONY C. SETA
Anthony C. Seta was elected Vice President, Research and Development of PMC in April 1994. From August 1992 to April 1994, he served as Vice President, Food and Beverage for Blackeyed Pea Restaurants, Inc.

ROBERT J. WINTERS
Robert J. Winters was elected Vice President, Franchise Development of PMC in October 1996. From March 1993 to October 1996, he served as Senior Director, Franchise Development of the Company.

DONALD F. WISEMAN
Donald F. Wiseman has been Vice President, General Counsel and Secretary of PMC since December 1991 and the Secretary of TRC and PRI since September 1997.

Members of PMC's Board of Directors serve until such time as their successors are elected and qualified. Officers serve at the pleasure of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes all compensation paid or accrued for services rendered to Perkins in all capacities during each of the three years in the period ended December 31, 1998 with respect to the Chief Executive Officer of PMC and the four most highly compensated executive officers of PMC whose total annual salary and bonus exceeded $100,000.


                                             ANNUAL COMPENSATION                     LONG-TERM
                              -------------------------------------------------    -------------
                                                                                   COMPENSATION
                                                                                   ------------
                                                                                     RESTRICTED     ALL OTHER
                                                                                       UNITS          COMPEN-
PRINCIPAL POSITION            YEAR       SALARY     BONUS         OTHER               AWARDS(4)       SATION
--------------------------------------------------------------------------------------------------------------

DONALD N. SMITH               1998       $274,661   $200,000    $ 3,150 (2)                  --         --
 Chairman & Chief             1997        267,126    160,000      3,150 (2)                  --         --
 Executive                    1996        212,912    110,000      8,832 (1)(2)               --     $  550 (5)
 Officer

STEVEN R. MCCLELLAN           1998       $186,892   $103,425    $ 9,000 (2)                  --     $5,000 (6)
 Exec. Vice President &       1997        207,001     83,875     10,055 (2)(3)               --      4,750 (6)
 Chief Financial Officer      1996         42,500     39,650     30,715 (1)(2)(3)      $120,000        298 (5)

MICHAEL D. KELLY              1998       $191,246   $ 94,000    $ 9,000 (2)                  --     $5,000 (6)
 Exec. Vice President,        1997        181,836     78,000      9,000 (2)                  --      4,750 (6)
 Marketing                    1996        176,287     60,000     12,726 (1)(2)               --      4,808 (5)(6)

JACK W. WILLINGHAM            1998       $179,141   $ 79,500    $ 9,000 (2)                  --     $3,708 (6)
 Exec. Vice President,        1997        172,481     59,250      9,000 (2)                  --      4,750 (6)
 Restaurant Development       1996        161,582     56,500     15,135 (1)(2)               --      7,630 (5)(6)

DONALD F. WISEMAN             1998       $166,535   $ 71,600    $ 9,000 (2)                  --     $4,983 (6)
 Vice President, General      1997        156,199     74,200      9,000 (2)                  --      4,750 (6)
 Counsel and Secretary        1996        143,654     43,500     14,366 (1)(2)               --      7,630 (5)(6)

-----------------------------

(1) Includes premiums paid for medical and disability insurance during 1996 for the named executive officers in the following amounts: Mr. Smith - $6,312; Mr. McClellan - $767; Mr. Kelly - $5,076; Mr. Willingham - $7,485; and Mr. Wiseman - $6,716.

(2) Includes auto allowance paid to the named executive officers during 1998 and 1997 in the following amounts: Mr. Smith - $3,150; Mr. McClellan - $9,000; Mr. Kelly - $9,000; Mr. Willingham - $9,000; and Mr. Wiseman - $9,000. During 1996, Mr. Smith received an auto allowance of $2,520; Mr. McClellan - $2,550; Mr. Kelly - $7,650; Mr. Willingham - $7,650; and Mr. Wiseman - $7,650.

(3) Includes relocation expenses in the amount of $1,055 and $27,398 for 1997 and 1996, respectively for Mr. McClellan.

(4) The restricted period applicable to each award of Units under Perkins Family Restaurants, L.P. Restricted Limited Partnership Unit Plan (the "Plan") was established by the Plan Committee (the "Committee") and could not exceed ten
(10) years. The Plan was eliminated during 1997 and all restricted Units were repurchased by the Company in conjunction with the Company's Going Private Transaction. Therefore, as of December 31, 1998 no restricted Units were outstanding. Cash payments related to repurchased restricted Units during December 1997 were: Mr. McClellan - $131,810; Mr. Kelly - $126,448; Mr. Willingham - $101,248; and Mr. Wiseman - $87,136.

(5) Includes premiums paid for group term life insurance. Premiums paid during 1996 for the named executive officers were: Mr. Smith - $550; Mr. McClellan - $298; Mr. Kelly - $58; Mr. Willingham - $2,880; and Mr. Wiseman - $2,880.

(6) Includes Perkins' discretionary matching contributions allocated to the named executive officers for the period January 1, 1998 through December 31, 1998 under Perkins Retirement Savings Plan as follows: Mr. McClellan - $5,000; Mr. Kelly - $5,000; Mr. Willingham - $3,708; and Mr. Wiseman - $4,983. For the period January 1, 1997 through December 31, 1997 the contributions were as follows: Mr. McClellan - $4,600; Mr. Kelly - $4,750; Mr. Willingham - $4,750; and Mr. Wiseman - $4,750. For the period January 1, 1996 through December 31, 1996 the contributions were as follows: Mr. Kelly - $4,750; Mr. Willingham - $4,750; and Mr. Wiseman - $4,750.


COMPENSATION OF DIRECTORS.

Lee N. Abrams, D. Michael Meeks and Steven L. Ezzes are paid $5,000 for each Board Meeting they attend. Messrs. Abrams and Meeks were paid for four meetings of the board in 1998. Mr. Ezzes was paid for two meetings of the board in 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.


                                                                       Amount and
                                                                       Nature of
                                    Name and Address                   Beneficial            Percent
Title of Class                      of Beneficial Owner                Ownership             of Class
--------------                      -------------------                ---------             --------
Depositary Units Rep-               Perkins Restaurants,               5,358,000              98.06%
resenting Limited                   Inc., 1 Pierce Place,
Partnership Interests               Suite 100 E, Itasca, IL
in the Registrant                   60143

Depositary Units Rep-               Perkins Management                   105,924               1.94%
resenting Limited                   Company, Inc.
Partnership Interests               6075 Poplar Avenue
in the Registrant                   Memphis, TN 38119


Following consummation of the Going Private Transaction, PRI and PMC own all of the outstanding Units and the Company is a wholly-owned indirect subsidiary of TRC. TRC's outstanding common stock is owned 50.0% and 42.3% by Mr. Smith and Equitable, respectively and 7.7% by others. Pursuant to the terms of a Stockholders Agreement (the "Stockholders Agreement") among TRC's stockholders and the Bylaws of TRC, the voting and disposition of the shares of TRC are subject to numerous restrictions. Significant stockholder and director actions (including certain transactions in TRC's assets and the disposition of TRC's indirect investment in the Company), as defined in the Stockholders Agreement and in the By-Laws of TRC, PRI and PMC, must be approved by a unanimous vote of the Board of Directors of the company proposing to take any such action and by at least 75% of shareholders.

(B) SECURITY OWNERSHIP OF MANAGEMENT.

The following table sets forth the number of Units beneficially owned either directly or indirectly on March 23, 1999 by all directors and the executive officers named in the Executive Compensation Table above, including all directors and officers as a group:

                                                                       Amount and
                                                                       Nature of
                                                                       Beneficial            Percent
Title of Class                      Name of Beneficial Owner           Ownership             of Class
--------------                      ------------------------           ---------             --------
Depositary Units Representing        Donald N. Smith                   2,731,962 (1)         50.0%
Limited Partnership Interests
in the Registrant

"                                   All Directors and Officers
                                    of Registrant as a group           2,731,962             50.0%

---------------

(1) Owned indirectly through Mr. Smith's 50.0% ownership of TRC, the sole shareholder of PRI.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(A)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

During 1998 and 1997, FICC purchased layer cakes and muffin and pancake mixes from Perkins for which Perkins was paid approximately $945,000 and $975,000, respectively. PMC believes that the prices paid to Foxtail for these products were no less favorable than the prices that would have been paid for the same products by a non-affiliated party in an arm's length transaction.

Perkins has subleased certain land, building and equipment to FICC. During 1998 and 1997, Perkins received approximately $328,000 and $322,000, respectively, related to those subleases.

In 1998, PMC made payments to TRC Realty Co., a subsidiary of TRC, totaling $573,000 related to the use of an aircraft leased by TRC Realty Co. PMC's use of this aircraft is solely for Company related purposes, and the Company reimburses PMC for all airplane expenses paid. Pursuant to an agreement expiring April 14, 2004, the Company is obligated to reimburse monthly an amount equal to 50% of the fixed costs of the aircraft (consisting principally of lease payments, pilot salaries, insurance and hangar rental) and its proportionate share of variable expenses (such as fuel and maintenance) based on PMC's actual usage of the aircraft.

The Company reimburses TRC for its out-of-pocket expenses related to management services provided to the Company, including employee compensation and office related expenses and related expenses. In addition, TRC reimburses the Company for certain tax and accounting services. Excluding Mr. Smith's compensation and expenses, during 1998, the payments due to TRC exceeded the payments TRC owed the Company by $67,500.

(B)  CERTAIN BUSINESS RELATIONSHIPS.

Lee N. Abrams, a director of PMC and chairman of the Audit Committee of PMC, is a senior partner in the Mayer, Brown & Platt law firm. Mayer, Brown & Platt represented the Company and its affiliates in several matters during 1997 and 1998, including the Going Private Transaction.

(C)  INDEBTEDNESS OF MANAGEMENT.

There was no outstanding indebtedness of management during 1998 requiring disclosure.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)       1. FINANCIAL STATEMENTS (INCLUDING RELATED NOTES TO FINANCIAL
                STATEMENTS) FILED AS PART OF THIS REPORT ARE LISTED BELOW:

         Report of Independent Public Accountants.
         Statements of Income for Each of the Three Years Ended December 31,
            1998.
         Balance Sheets at December 31, 1998 and 1997.
         Statements of Changes in Partners' Capital for Each of the Three Years
            Ended December 31, 1998.
         Statements of Cash Flows for Each of the Three Years Ended December
            31, 1998.


         2. THE FOLLOWING FINANCIAL STATEMENT SCHEDULES FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 ARE INCLUDED:

         No.
                    Report of Independent Public Accountants on Schedule.
         II.        Valuation and Qualifying Accounts.

Schedules I, III, IV and V are not applicable and have therefore been omitted.

         3.  EXHIBITS (FOOTNOTES APPEAR ON PAGE 52):

               Exhibit No.
               ----------
                   1                Purchase Agreement dated as of December 17, 1997 among the Issuers and the
                                    Initial Purchasers named therein*

                   3.1(a)           Certificate of Incorporation of Perkins Management Company, Inc.(8)

                   3.1(b)           Certificate of Amendment of Certificate of Incorporation of Perkins Management Company, Inc.(8)

                   3.2              Certificate of Incorporation of Perkins Finance Corp.*

                   3.3              By-Laws, as amended, of Perkins Management Company, Inc.(7)

                   3.4              By-Laws of Perkins Finance Corp.*

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

                  10.3              Finance Program Agreement dated September 14, 1993 among Bell Atlantic TrCon Leasing
                                    Corporation, d/b/a Bell Atlantic Capital Corporation, Perkins Restaurants Operating Company,
                                    L.P. and Perkins Family Restaurants L.P.(1)

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

                  10.8              Registration Rights Agreement dated as of December 22, 1997 among the Issuers and the Initial
                                    Purchasers named therein.*

                  10.9(a)           Deferred Compensation Plan

                  10.9(b)           Trust under the Perkins Family Restaurants, L.P. Deferred Compensation Plan

                  21                Subsidiaries of the Registrant*

                  24                Power of Attorney (Included on Page II-12)

                  25                Statement of Eligibility of Trustee*

                  27                Financial Data Schedule (for SEC use only)

                  99.1              Certificate of Incorporation of The Restaurant Company.(8)

                  99.2              Certificate of Amendment of Certificate of Incorporation of The Restaurant Company.(8)

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


-------------------

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

-------------------

         * Previously filed.



(B) Report on Form 8-K dated October 2, 1998 disclosing the resignation of Richard K. Arras, President and Chief Operating Officer of Perkins Management Company, Inc.

TRADEMARK NOTICE

The following trademarks are used in this report to identify products and services of Perkins Family Restaurants, L.P.: Perkins, Perkins Family Restaurant, Perkins Family Restaurant and Bakery, Perkins Express and Bakery and Perkins Bakery.

























                           [INTENTIONALLY LEFT BLANK]

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 31st day of March, 1999.

                                      PERKINS FAMILY RESTAURANTS, L.P.
                                      BY: PERKINS MANAGEMENT COMPANY, INC.,
                                          GENERAL PARTNER


                                      By:/s/ Donald N. Smith
                                      --------------------------------------
                                      Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of March, 1999.

Signature                                            Title
/s/ Donald N. Smith                         Chairman of the Board, Chief
------------------------------------        Executive Officer and Director
Donald N. Smith


/s/ Lee N. Abrams                           Director
------------------------------------
Lee N. Abrams


/s/ Steven L. Ezzes                         Director
------------------------------------
Steven L. Ezzes


/s/ Basil P. Livanos                        Director
------------------------------------
Basil P. Livanos


/s/ D. Michael Meeks                        Director
------------------------------------
David Michael Meeks


/s/ Steven R. McClellan                     Executive Vice President and Chief Financial Officer,
------------------------------------        (Principal Financial and Accounting Officer)
Steven R. McClellan

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Partners of Perkins Family Restaurants, L.P.:


We have audited in accordance with generally accepted auditing standards, the financial statements of Perkins Family Restaurants, L.P. included in this Form 10-K, and have issued our report thereon dated March 25, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14.(a)2. is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                       Arthur Andersen LLP




Memphis, Tennessee,
March 25, 1999

                                                                     SCHEDULE II

                        PERKINS FAMILY RESTAURANTS, L.P.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

------------------------------------- ---------------------------- ------------ --------------- ------------
        Column A                        Column B              Column C             Column D       Column E
------------------------------------- ------------   -------------------------- --------------- ------------
                                                               Additions
                                                     -------------------------
                                       Balance at      Charged        Charged    Deductions       Balance
                                      Beginning of     to Costs &     to Other      from         at Close
       Description                       Period        Expenses       Accounts    Reserves       of Period
------------------------------------- ------------   ------------- ------------ --------------- ------------
FISCAL YEAR ENDED DECEMBER 31, 1998

Allowance for Doubtful Accounts          $  852          $672            $--      $  (868)(a)      $656
                                         ======          ====            ===      =======          ====
Reserve for Disposition of Assets        $   --          $654            $--      $    --          $654
                                         ======          ====            ===      =======          ====

FISCAL YEAR ENDED DECEMBER 31, 1997

Allowance for Doubtful Accounts          $  440          $727            $--      $  (315)(a)      $852
                                         ======          ====            ===      =======          ====

Allowance for Income Taxes               $  400          $ --            $--      $  (400)         $ --(c)
                                         ======          ====            ===      =======          ====

FISCAL YEAR ENDED DECEMBER 31, 1996

Allowance for Doubtful Accounts          $  495          $299            $--      $  (354)(a)      $440
                                         ======          ====            ===      =======          ====

Reserve for Disposition of Assets        $1,061          $ --            $--      $(1,061)(b)      $ --
                                         ======          ====            ===      =======          ====

Allowance for Income Taxes               $  575          $ --            $--      $  (175)         $400(c)
                                         ======          ====            ===      =======          ====

----------

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