Form 10-Q
period 1999-03-31
PERKINS FAMILY RESTAURANTS LP
filed 1999-05-14
CIK 797460

                                                                 CONFORMED COPY
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1999
                               ----------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________


Commission file number 1-9214
                       ------

                        Perkins Family Restaurants, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                                    62-1283091
----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. employer identification no.)


    6075 Poplar Avenue, Suite 800, Memphis, Tennessee           38119-4709
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

                                 (901) 766-6400
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by , whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
   Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
                               90 days. Yes  X  No
                                            ---   ---

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        PERKINS FAMILY RESTAURANTS, L.P.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (In Thousands)

                                                           Three Months Ended
                                                                March 31
                                                       --------------------------
                                                         1999              1998
                                                       --------          --------
REVENUES:
   Food sales                                          $ 68,364          $ 62,774
   Franchise revenues                                     5,002             5,010
                                                       --------          --------
Total Revenues                                           73,366            67,784
                                                       --------          --------

COSTS AND EXPENSES:
Cost of Sales:
   Food cost                                             19,339            18,136
   Labor and benefits                                    24,251            21,628
   Operating expenses                                    13,759            12,908
General and administrative                                7,395             6,677
Depreciation and amortization                             5,127             4,804
Interest, net                                             3,609             3,552
Provision for disposition of assets                          --               400
Asset writedown (SFAS No. 121)                               --               500
Other, net                                                 (503)             (334)
                                                       --------          --------
Total Costs and Expenses                                 72,977            68,271
                                                       --------          --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                          389              (487)

CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                                (528)               --
                                                       --------          --------
NET LOSS                                               $   (139)         $   (487)
                                                       ========          ========

   The accompanying notes are an integral part of these financial statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                                 (In Thousands)

                                                         March 31,
                                                            1999          December 31,
                                                        (Unaudited)          1998
                                                         ---------        ------------
                   ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                 $  2,416         $  2,257
Receivables, less allowance for
  doubtful accounts of $644 and $495                         6,892            7,150
Inventories, at the lower of first-
  in, first-out cost or market                               4,827            5,375
Prepaid expenses and other current assets                    1,779            1,989
                                                          --------         --------
    Total current assets                                    15,914           16,771
                                                          --------         --------

PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation and amortization               130,083          131,271

NOTES RECEIVABLE, less allowance for
   doubtful accounts of $163 and $161                          719              748

INTANGIBLE AND OTHER ASSETS, net of
   accumulated amortization of $31,087
    and $30,415                                             54,020           53,760
                                                          --------         --------
                                                          $200,736         $202,550
                                                          ========         ========

      The accompanying notes are an integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                                 BALANCE SHEETS
                      (In Thousands, Except Unit Amounts)

                                                         March 31,
                                                            1999          December 31,
                                                        (Unaudited)          1998
                                                         ---------        ------------
           LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
 Current maturities of capital lease obligations          $  1,201         $  1,229
 Accounts payable                                           11,195           11,469
 Accrued expenses                                           20,641           22,254
                                                          --------         --------
    Total current liabilities                               33,037           34,952
                                                          --------         --------

CAPITAL LEASE OBLIGATIONS, less
 current maturities                                          4,912            5,767

LONG-TERM DEBT, less current maturities                    135,000          134,000

OTHER LIABILITIES                                            4,446            3,114

PARTNERS' CAPITAL:
General partner                                                233              247
Limited partners (5,463,924 Units
    issued and outstanding)                                 23,108           24,470
                                                          --------         --------
    Total partners' capital                                 23,341           24,717
                                                          --------         --------
                                                          $200,736         $202,550
                                                          ========         ========

      The accompanying notes are an integral part of these balance sheets.

                        PERKINS FAMILY RESTAURANTS, L.P.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                                                       Three Months Ended
                                                                            March 31
                                                                   -------------------------
                                                                     1999             1998
                                                                   --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $   (139)        $   (487)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                                     5,127            4,804
    Change in accounting principle                                      528               --
    Loss on/Provision for disposition of assets, net                     --              400
    Asset writedown (SFAS No. 121)                                       --              500
    Other non cash income and expense items                             181              266
    Changes in other operating assets and liabilities                (1,830)           1,222
                                                                   --------         --------
      Total adjustments                                               4,006            7,192
                                                                   --------         --------
Net cash provided by operating activities                             3,867            6,705
                                                                   --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                                 (3,238)          (3,989)
Proceeds from sale of property and equipment                             --               12
Payments on notes receivable                                             76               41
Investment in/Advances to joint venture                                  --             (110)
                                                                   --------         --------
Net cash used in investing activities                                (3,162)          (4,046)
                                                                   --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                                         10,750           11,500
Payments on long-term debt                                           (9,750)          (8,500)
Principal payments under capital lease obligations                     (296)            (343)
Repurchase of limited partnership units                                 (12)         (15,787)
Deferred financing costs                                                 --             (536)
Distributions to partners                                            (1,238)              --
                                                                   --------         --------
Net cash used in financing activities                                  (546)         (13,666)
                                                                   --------         --------
Net increase (decrease) in cash and cash equivalents                    159          (11,007)
                                                                   --------         --------
CASH AND CASH EQUIVALENTS:
Balance, beginning of period                                          2,257           14,160
                                                                   --------         --------
Balance, end of period                                             $  2,416         $  3,153
                                                                   ========         ========

   The accompanying notes are an integral part of these financial statements.

                        PERKINS FAMILY RESTAURANTS, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Basis of Presentation

The accompanying unaudited financial statements of Perkins Family Restaurants, L.P. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of the operating results. Results of operations for the interim periods are not necessarily indicative of a full year of operations. The notes to the financial statements contained in the 1998 Annual Report on Form 10-K should be read in conjunction with these statements.

Certain prior year amounts have been reclassified to conform to current year presentation.

Going Private Transaction

The Company is a limited partnership that currently is indirectly wholly-owned (including its general partner's interest) by The Restaurant Company ("TRC"). Until December 1997, the Company's Units were traded on the New York Stock Exchange under the symbol "PFR." On December 17, 1997, the Company, TRC and a subsidiary of TRC completed a series of transactions pursuant to which the Company's operating subsidiary was eliminated through a merger, the Company became an indirect wholly-owned subsidiary of TRC, and the approximately 5.44 million Units held by persons other than TRC and its subsidiaries were converted into the right to receive $14.00 in cash per Unit (the "Going Private Transaction").

Loss of a Significant Franchisee

On February 4, 1999, Denny's (a subsidiary of Advantica Restaurant Group) was the prevailing bidder in the court-supervised auction sale of 30 restaurants of Perk Development Corporation ("Perk"), the Company's upstate New York franchisee. These restaurants ceased operating as Perkins Family Restaurants on February 28, 1999. The Company received approximately $1,783,000 in royalties from Perk during 1998. Management expects to replace this revenue stream in future years through the recruiting of new franchisees.

Contingencies

The Company is a party to various legal proceedings in the ordinary course of business. Management does not believe it is likely that these proceedings, either individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

In the past, the Company has sponsored financing programs offered by certain lending institutions to assist its franchisees in procuring funds for the construction of new franchised restaurants and to purchase and install in-store bakeries. The Company provides a limited guaranty of the funds borrowed. At March 31, 1999, there were approximately $2,920,000 in borrowings outstanding under these programs. The Company has guaranteed $847,000 of these borrowings. No additional borrowings are available under these programs. Additionally, the Company has entered into a separate two year limited guaranty which expires on February 26, 2000 of $1,200,000 in borrowings of a franchisee which were used to construct a new franchise restaurant. As of March 31, 1999, the outstanding balance on the loan was $1,200,000.

Additionally, as of March 31, 1999, the Company had guaranteed $207,000 of borrowings for Perk which had been used to install in-store bakeries. This liability was fully reserved in December 1998.

Supplemental Cash Flow Information

The increase or decrease in cash and cash equivalents due to changes in operating assets and liabilities for the three months ended March 31, consisted of the following (in thousands):

                                                                       Three Months Ended
                                                                           March 31,
                                                                   -------------------------
                                                                     1999             1998
                                                                   --------         --------
(Increase) Decrease in:
   Receivables                                                     $     80         $    920
   Inventories                                                          548               80
   Prepaid expenses and
     other current assets                                              (318)            (729)
   Other assets                                                         129             (446)

Increase (Decrease) in:
   Accounts payable                                                    (276)           1,227
   Accrued expenses                                                  (1,613)             249
   Other liabilities                                                   (380)             (79)
                                                                   --------         --------

                                                                   $ (1,830)        $  1,222
                                                                   ========         ========

The Company paid interest of $279,000 and $210,000 during the first quarters of 1999 and 1998, respectively.

Federal Income Taxation

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

Since the Going Private Transaction, the Company pays distributions to its partners from available cash flow in amounts sufficient to satisfy estimated tax liabilities of the partners arising out of the allocation of taxable income or gain from the Company. The Company paid $1,238,000 to its partners in the first quarter of 1999 to satisfy 1998 taxable income allocations.


Preopening Expenses

In April 1998, The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which the Company adopted in 1999. SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Upon adoption of SOP 98-5, the Company recorded a cumulative effect of a change in accounting principle of $528,000 to expense unamortized preopening costs. Prior to 1999, the Company capitalized new store opening costs and expensed these costs over the 12 months following the opening of the restaurant.

Segment Reporting

The following presents revenues and other financial information by business segment for the periods ended March 31 (in thousands):

1999:
                               Restaurants       Franchise  Manufacturing       Other       Totals
                               -----------       ---------  --------------    --------     --------
Revenues from
    external customers         $ 62,324         $  4,985      $  5,877        $    180     $ 73,366
Intersegment revenues                --               --         2,053              --        2,053
Segment profit (loss)             6,236            4,273         1,003         (11,651)        (139)

1998:
                               Restaurants       Franchise  Manufacturing       Other       Totals
                               -----------       ---------  --------------    --------     --------
Revenues from
   external customers          $ 57,369         $  4,994      $  5,102        $    319     $ 67,784
Intersegment revenues                --               --         1,846              --        1,846
Segment profit (loss)             5,570            4,311         1,051         (11,419)        (487)



A reconciliation of other segment loss is as follows (in thousands):

                                                                   1999                 1998
                                                               --------            ---------
General and administrative expenses                            $  6,601            $  5,860
Depreciation and amortization expenses                            1,543               1,610
Interest expense                                                  3,609               3,552
Change in accounting principle                                      528                   -
Provision for disposition of assets                                   -                 400
Asset write-down (SFAS No. 121)                                       -                 500
Other                                                             (630)               (503)
                                                               ========            ========
                                                               $ 11,651            $ 11,419
                                                               ========            ========

Deferred Compensation

Effective January 1, 1999, the Company established a Deferred Compensation Plan under which officers and key employees of the Company may defer specified percentages of their salaries, annual incentives and long-term compensation payments. The Company also makes matching contributions of the lesser of 3% of eligible compensation or $4,800. Amounts deferred are excluded from the participant's taxable income and are held in trust with a bank, where the funds are invested at the direction of the participant. The total amount held in trust as of March 31, 1999 was $1,138,000 and is included in other assets and other liabilities in the accompanying balance sheets of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 1999


RESULTS OF OPERATIONS

Overview:

The Company is a leading operator and franchisor of full-service mid-scale restaurants located in 35 states and 5 Canadian provinces. As of March 31, 1999, Perkins owned and operated 140 full-service restaurants and franchised 326 full-service restaurants. The Company also manufactures and distributes bakery products which are sold to Company-operated restaurants, franchisees, third-party bakers and food distributors. The business of Perkins was founded in 1958, and since then Perkins has continued to adapt its menus, product offerings, building designs and decor to meet changing consumer preferences. Perkins is a highly recognized brand in the geographic areas it serves.

The Company's revenues are derived primarily from the operation of full-service restaurants, the sale of bakery products produced by its manufacturing division, Foxtail Foods ("Foxtail"), and franchise fees. Foxtail offers cookie dough, muffin batters, pancake mixes, pies and other food products to Company-operated and franchised restaurants through food service distributors in order to ensure consistency and availability of Perkins' proprietary products to each unit in the system. Additionally, Foxtail manufactures certain proprietary and non-proprietary products for sale to non-Perkins operations. Sales to Company-operated restaurants are eliminated in the accompanying statements of operations. In the three months ended March 31, 1999, revenues from Company-operated restaurants, Foxtail and franchise fees accounted for 85.2%, 8.0% and 6.8% of total revenues, respectively.

A summary of the Company's results for the first quarter ended March 31 are presented in the following table. All revenues, costs and expenses are expressed as a percentage of total revenues. Certain prior year amounts have been reclassified to conform to current year presentation.


                                                      Three Months Ended
                                                          March 31
                                                   -----------------------
                                                    1999              1998
                                                   -----             -----
REVENUES:
   Food sales                                       93.2 %            92.6 %
   Franchise revenues                                6.8               7.4
                                                   -----             -----
Total Revenues                                     100.0             100.0
                                                   -----             -----

COSTS AND EXPENSES:
 Cost of sales:
      Food cost                                     26.4              26.8
      Labor and benefits                            33.1              31.9
      Operating expenses                            18.8              19.0
 General and administrative                         10.1               9.9
 Depreciation and amortization                       7.0               7.1
 Interest, net                                       4.9               5.2
 Provision for disposition of assets                  --               0.6
 Asset writedown (SFAS No. 121)                       --               0.7
 Other, net                                         (0.8)             (0.5)
                                                   -----             -----
Total Costs and Expenses                            99.5             100.7
                                                   -----             -----

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                 0.5              (0.7)

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                              0.7                --
                                                   -----             -----
NET LOSS                                            (0.2) %           (0.7) %
                                                   =====             =====

Net loss for the first quarter of 1999 was $139,000 versus net loss of $487,000 for the same period in 1998. Excluding the cumulative effect of a change in accounting principle in 1999, net income was $389,000. Excluding a $400,000 provision for asset disposition and an asset write-down related to SFAS No. 121 of $500,000, net income for first quarter of 1998 would have been $413,000.

Revenues:

Total revenues for the first quarter of 1999 increased 8.2% over the same period last year due primarily to higher comparable restaurant sales, sales from seven stores which were not open for the full first quarter of 1998 and increased Foxtail sales.

Same store comparable sales increased approximately 4.8% due primarily to selective menu price increases in 1998 and guest trends toward higher-priced entrees partially offset by a 1.6% decrease in comparable guest visits. The shift in customer preference to higher-priced entrees can be attributed to the Company's development and promotion of higher-priced menu items. These increases were partially offset by the closing of two Company-operated restaurants during 1998. Favorable weather in 1998 led to increased comparable guest visits of 5.8% over the corresponding period in 1997 and contributed to the decrease in comparable guest visits in the current year.

Revenues from Foxtail increased approximately 15.2% over the three months ended March 31, 1998, and constituted approximately 8.0% of the Company's revenues. The increase in sales is primarily due to additional sales to customers outside the Perkins system. The company has focused on developing sales outside the Perkins system in order to maximize plant utilization.

Franchise revenues, which consist primarily of franchise royalties and sales fees, decreased 0.2% versus the first quarter of 1998. Four franchised restaurants opened in 1999 compared to ten openings in 1998 which resulted in decreased franchise sales fees. Franchise royalty income increased in 1999 due to the opening of forty new franchised restaurants since January 1, 1998 offset by the closing of 16 restaurants in 1998 and 34 restaurants in 1999 including 31 Perk restaurants which closed February 28, 1999.

Costs and Expenses:

Food cost:

In terms of total revenues, food costs for the three months ended March 31, 1999, decreased 0.4 percentage points over the same period in 1998. Food costs decreased during the current year due primarily to selective menu price increases and decreased commodity costs on pork and poultry. The decrease in restaurant food cost percentage was partially offset by higher ingredient costs percentages at Foxtail.

Labor and benefits:

Labor and benefits expense, as a percentage of total revenues, increased 1.2 percentage points for the three months ended March 31, 1999. Expected increases in employee benefit costs were the primary components of the increase.

The wage rates of the Company's hourly employees are impacted by Federal and state minimum wage laws. Certain states do not allow tip credits for servers which results in higher payroll costs as well as greater exposure to increases in minimum wage rates. In the past, the Company has been able to offset increases in labor costs through selective menu price increases and improvements in labor productivity. The Company anticipates that it can offset future increases in the Federal minimum wage rate through selective menu price increases. However, there is no assurance that future increases can be mitigated through raising menu prices.

Operating expenses:

Operating expenses, expressed as a percentage of total revenues for the period decreased 0.2 percentage points. This decrease is primarily due to the elimination of certain outside service expenses, reduced preopening amortization costs, the impact of increased comparable sales and lower franchise opening costs due to a decrease in new franchise store openings. These increases were partially offset by increased Foxtail distribution costs.

General and administrative:

General and administrative expenses increased 0.2 percentage points. This increase is primarily due to higher incentive compensation costs and administrative support related to both the growth at Foxtail and anticipated growth in the number of Company-operated and franchised restaurants expected to open in 1999.

Depreciation and amortization:

Depreciation and amortization expense increased approximately 6.7% over the same period last year due primarily to the addition of new Company-operated restaurants and the Company's continuing refurbishment program to upgrade and maintain existing restaurants.

Interest, net:

Interest expense increased 1.6% over the same period last year due to additional borrowings in 1999. Average borrowings during the first quarter of 1998 were below typical levels due to the delay in Unitholders redeeming their Units as a result of the Going Private Transaction on December 22, 1997.

Other:

Results of operations for the three months ended March 31, 1999 reflect a $528,000 cumulative effect of change in accounting principle charge against earnings related to the adoption of SOP 98-5 "Reporting on the Costs of Start-Up Activities," which requires the costs of start-up activities to be expensed as incurred. Prior to 1999, the Company deferred new store preopening costs and amortized them over the twelve months following the opening of the restaurant.

Results of operations for the three months ended March 31, 1998 reflect a $500,000 non-cash charge against earnings related to the write-down of certain assets impaired under SFAS No. 121. In addition, the Company recorded a net loss in the prior year of $400,000 related to the disposition of assets; this amount included a loss of approximately $845,000 on the disposal of two properties and the recognition of a previously deferred gain of approximately $445,000 under SFAS No. 66, "Accounting for Sales of Real Estate," related to the sale of property in 1994.

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

The nature of the Company's business is such that the ability of outside vendors to supply the Company's restaurants with food and related products and preparedness of the Company's franchisees to appropriately assess and address Year 2000 business risks represent the primary risks to the Company from third parties. In response to these risks, questionnaires have been sent to all of the Company's primary vendors to obtain reasonable assurances that adequate plans are being developed to address the Year 2000 issue. The returned questionnaires are being assessed by the Company, and are being categorized based upon readiness for the Year 2000 issues and prioritized in order of significance to the business of the Company. In the case of outside vendors which provide inadequate assurance of their readiness to handle Year 2000 issues, appropriate contingency plans will be developed. The Company's franchisees have been provided with information regarding the potential business risks associated with the Year 2000 issue. The Year 2000 readiness of significant franchisees is being assessed and action plans will be created to address the identified risks.

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

CAPITAL RESOURCES AND LIQUIDITY

Principal uses of cash during the first quarter ended March 31, 1999, were capital expenditures, payment of 1998 incentive compensation awards, and distributions to partners to pay 1998 taxable income allocations. Capital expenditures consisted primarily of equipment purchases for new Company-operated restaurants and costs related to remodels of existing restaurants. Although no new restaurants were opened in the first quarter of 1999, four sites were under development. The Company's primary sources of funding were revolving credit borrowings and cash provided by operations.

The following table summarizes capital expenditures for each of the years in the three-year period ended December 31, 1998 and the three months ended March 31, 1999 and 1998 respectively:


                                                               Three Months Ended
                                 Years Ended December 31            March 31
                              -----------------------------    ------------------
                                1998       1997       1996       1999       1998
                              -------    -------    -------    -------    -------
Maintenance                   $ 4,141    $ 3,453    $ 2,987    $   387    $   387
New sites                      12,845      6,193      1,947      1,085      1,646
Manufacturing                   1,152        714        651        217        443
Remodeling and Reimaging        4,144      2,790      4,064        974        858
Other                           2,864      1,936      2,209        575        655
                              -------    -------    -------    -------    -------
Total Capital Expenditures    $25,146    $15,086    $11,858    $ 3,238    $ 3,989
                              =======    =======    =======    =======    =======


The Company's capital budget for 1999 is $28.0 million. The Company plans to add six to eight new full-service Company-operated restaurants in 1999. The remaining capital budget will be primarily applied to remodels of existing restaurants, restaurant maintenance and improvements to the Company's infrastructure equipment. The primary source of funding for these projects is expected to be cash provided by operations. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

On December 22, 1997, the Company issued $130,000,000 of 10.125% Unsecured Senior Notes (the "Notes") due December 15, 2007. The proceeds were used to repay outstanding senior notes and borrowings under the Company's revolving line of credit, purchase Units from the public and pay expenses relative to the Going Private Transaction.

On December 22, 1997, the Company obtained a secured $50,000,000 revolving line of credit facility (the "Credit Facility") with a sublimit for up to $5,000,000 of letters of credit. The Credit Facility matures on January 1, 2003, at which time all amounts become payable. All amounts under the Credit Facility bear interest at floating rates based on the agent's base rate or Eurodollar rates as defined in the agreement. All indebtedness under the Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. As of March 31, 1999, $5,000,000 in borrowings and approximately $1,600,000 of letters of credit were outstanding under the facility.

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

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

The Company currently has market risk sensitive instruments related to interest rates. The Company is not subject to significant exposure for changing interest rates on its $130,000,000 Unsecured Senior Notes because the interest rate is fixed at 10.125%. The Company has in place a $50,000,000 line of credit facility which matures on January 1, 2003. All borrowings under the facility bear interest at floating rates based on the agent's base rate or Eurodollar rates. The Company had $5,000,000 outstanding under the line of credit facility at March 31, 1999. While changes in market interest rates would affect the cost of funds borrowed in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

Commodity Price Risk.

Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. The Company's supplies and raw materials are available from several sources and the Company is not dependent upon any single source for these items. If any existing suppliers fail, or are unable to deliver in quantities required by the Company, the Company believes that there are sufficient other quality suppliers in the marketplace that its sources of supply can be replaced as necessary. At times, the Company enters into purchase contracts of one year or less or purchases bulk quantities for future use of certain items in order to control commodity pricing risks. Certain significant items that could be subject to price fluctuations are beef, pork, coffee, eggs, wheat products and corn products. The Company believes it will be able to pass through increased commodity costs by adjusting menu pricing in most cases. Additionally, the Company's product offerings and marketing events are relatively diverse. Therefore the company has the flexibility to adjust its product mix to take advantage of or limit exposure to commodity cost fluctuations. The Company believes that any changes in commodity pricing which cannot be offset by changes in menu pricing, or other product delivery strategies, would not be material.

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


                                           PERKINS FAMILY RESTAURANTS, L.P.
                                           BY: PERKINS MANAGEMENT COMPANY, INC.,
                                                      GENERAL PARTNER


DATE:  May 14, 1999                        BY: /s/ Steven R. McClellan
       ------------                           ----------------------------------
                                           Steven R. McClellan
                                           Executive Vice President and
                                           Chief Financial Officer




                                           BY: /s/ Louis C. Jehl
                                              ---------------------------------
                                           Louis C. Jehl
                                           Vice President, Controller

Exhibit Index


         Exhibit No.      Description
         -----------      -----------

             27           Financial Data Schedule